Form 10-Q
period 1998-12-31
FLORIDAFIRST BANCORP
filed 1999-03-24
CIK 1075083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________.

     COMMISSION FILE NO. 333-69239


                              FloridaFirst Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    United States                                          59-3545582
--------------------------------------------------------------------------------
(State of incorporation                                (I.R.S. Employer
 or organization)                                     Identification No.)


205 East Orange Street, Lakeland, Florida                   33801-4611
--------------------------------------------------------------------------------
(Address of Principal executive offices)                    (zip code)


                                 (941) 688-6811
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)) and (b) has been subject to such filing requirements for at least 90 days.

                             YES      X       NO
                                 -----------     ----------

     Number of shares of Common Stock outstanding as of December 31, 1998: 0

As of December 31, 1998, the Registrant had not yet been capitalized. The Registrant therefore is filing this Form 10-Q with the reduced disclosure format.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

         See Exhibit 99 attached hereto.

Item 2.  Management's Discussion and Analysis
         ------------------------------------

         As of December 31, 1998, the Registrant had not yet begun operations or had no assets or liabilities.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Not applicable.

Items 2-5.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

     No.  Exhibit
     ---  -------

     2    Plan of Mutual Holding Company Reorganization and Stock Issuance*

     3(i) Charter of FloridaFirst Bancorp*

     3(ii) Bylaws of FloridaFirst Bancorp*

     4    Specimen Stock Certificate of FloridaFirst Bancorp*

     10.1 Employment Agreement with Gregory C. Wilkes*

     10.2 Form of Employment Agreement*

     27 Financial Data Schedule (Not applicable - Registrant has conducted no activities)

     99   Financial Statements

     (b)  Reports on Form 8-K

                           None

-------------------------

* Such exhibits were previously filed with the Commission as exhibits to the Registrant's Registration Statement on Form S-1, File No. 333-69239, and are hereby incorporated by reference pursuant to Rule 12b-32 promulgated under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

         Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FloridaFirst Bancorp



Date:    March 24, 1999                By: /s/ Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer



Date:    March 24, 1999                By: /s/ Kerry P. Charlet
                                           -------------------------------------
                                           Kerry Charlet
                                           Chief Financial Officer

         Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           FloridaFirst Bancorp



Date:    March 24, 1999                By: /s/ Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer



Date:    March 24, 1999                By: /s/ Kerry P. Charlet
                                           -------------------------------------
                                           Kerry Charlet
                                           Chief Financial Officer