Form 10-Q
period 1999-03-31
FLORIDAFIRST BANCORP
filed 1999-05-14
CIK 1075083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1999
                               ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________


                         Commission file number 0-25693
                                                -------

                              FLORIDAFIRST BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      United States                                           59-3545582
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                            identification no.)

205 East Orange Street, Lakeland, Florida                     33801-4611
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (941) 688-6811
                                                   -----------------------------

                                      N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X     No
                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 13, 1999.

           Class                                            Outstanding
---------------------------                              ----------------
$.10 par value common stock                              5,752,875 shares

                              FLORIDAFIRST BANCORP
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONDENSED FINANCIAL INFORMATION OF
             FIRST FEDERAL FLORIDA

Item 1.  Financial Statements and Notes Thereto............................    1
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................    6
Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........   13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   14
Item 2.  Changes in Securities.............................................   14
Item 3.  Defaults upon Senior Securities...................................   14
Item 4.  Submission of Matters to a Vote of Security Holders...............   14
Item 5.  Other Information.................................................   14
Item 6.  Exhibits and Reports on Form 8-K..................................   14

SIGNATURES.................................................................   15

                              FIRST FEDERAL FLORIDA
                   Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                             March 31,      September 30,
                                                                               1999              1998
                                                                           ------------     -------------
ASSETS                                                                            (In thousands)
Cash and cash equivalents                                                    $ 50,564          $  5,217
Investment securities available for sale, at fair value                        45,901            42,225
Investment securities held to maturity, market value
    $13,117  and $18,524                                                       13,274            18,736
Loans receivable, net of allowance for loan losses of
    $2,800 and $2,564                                                         366,159           338,610
Premises and equipment, net                                                     6,836             6,845
Accrued interest receivable                                                     2,578             2,398
Other assets                                                                    5,541             5,010
                                                                              -------           -------
                     Total assets                                            $490,853          $419,041
                                                                              =======           =======
LIABILITIES AND EQUITY CAPITAL

Liabilities:
Deposits                                                                     $343,355          $352,180
Federal Home Loan Bank advances                                                35,000            21,000
Stock subscriptions received                                                   70,375
Other liabilities                                                               4,888             9,754
                                                                              -------           -------
                     Total liabilities                                        453,618           382,934
                                                                              -------           -------

Commitments and contingencies                                                      --                --

Equity capital:
    Retained income, restricted                                                37,278            35,887
    Accumulated other comprehensive income                                       (43)               220
                                                                              -------           -------
                     Total equity capital                                      37,235            36,107
                                                                              -------           -------
                     Total liabilities and equity capital                    $490,853          $419,041
                                                                              =======           =======


See accompanying notes to unaudited condensed financial statements.

                              FIRST FEDERAL FLORIDA
                        Condensed Statements of Earnings
                                   (Unaudited)

                                                    For the Three Months ended  For the Six Months ended
                                                            March 31,                   March 31,
                                                        1999        1998            1999        1998
                                                     ----------  -----------    -----------  -----------
                                                          (In thousands)             (In thousands)
Interest income:
Loans                                                 $  7,024    $  6,827        $ 13,899     $ 14,344
Investments and other                                      931       1,336           1,890        2,790
                                                       -------     -------         -------      -------
      Total interest income                              7,955       8,163          15,789       17,134
                                                       -------     -------         -------      -------
Interest expense:
Deposits                                                 3,686       4,867           7,590       10,234
Federal Home Loan Bank advances                            530          --             909           --
                                                       -------     -------         -------      -------
      Total interest expense                             4,216       4,867           8,499       10,234
                                                       -------     -------         -------      -------
      Net interest income before loan loss provision     3,739       3,296           7,290        6,900

Provision for loan losses                                  150         100             300          205
                                                       -------     -------         -------      -------
      Net interest income                                3,589       3,196           6,990        6,695
                                                       -------     -------         -------      -------
Other income:
Fees and service charges                                   242         272             508          551
Gain on sale of branches                                   164       3,016             164        3,016
Other, net                                                  58          96             113          142
                                                       -------     -------         -------      -------
                 Total other income                        464       3,384             785        3,709
                                                       -------     -------         -------      -------
Other expenses:
Compensation and employee benefits                       1,429       1,561           2,852        2,983
Occupancy and equipment costs                              501         421             948          862
Marketing                                                  133         132             259          265
Data processing costs                                      123         136             257          273
Federal insurance premiums                                  53          94             111          186
Other                                                      633         769           1,144        1,512
                                                       -------     -------         -------      -------
      Total other expenses                               2,872       3,113           5,571        6,081
                                                       -------     -------         -------      -------
      Income before income taxes                         1,181       3,467           2,204        4,323
Income tax expense                                         434       1,109             813        1,409
                                                       =======     =======         =======      =======
      Net income                                           747       2,358           1,391        2,914
                                                       =======     =======         =======      =======


See accompanying notes to unaudited condensed financial statements

                              FIRST FEDERAL FLORIDA
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                      For The Six Months
                                                                        Ended March 31,
                                                                   1999               1998
                                                               -------------     --------------
                                                                       (In thousands)
Operating activities:
Net income                                                        $  1,391           $  2,914
Adjustments to reconcile net income to
 net cash used in operating activities:
   Provision for loan losses                                           300                205
   Depreciation                                                        368                305
   Amortization of discount on investments
     and mortgage-backed securities
     available for sale and held to maturity                             -                  -
   Gain on sale of branches and related deposits                      (164)            (3,016)
   Decrease (increase) in accrued interest receivable                 (180)               370
   Decrease (increase)  in other assets                               (741)                21
   (Decrease) increase in other liabilities                         (4,866)            (1,053)
                                                                   --------           --------
       Net cash used in operating activities                        (3,892)              (254)
                                                                   --------           --------
Investing activities:
Proceeds from calls, maturities and
  repayment of investment securities                                15,095             30,484
Increase in loans, net                                             (27,498)            (9,812)
Purchase of investments available for sale                         (13,713)           (14,000)
Purchases of premises and equipment                                   (430)              (170)
Proceeds on sale of premises and equipment                             235                  -
Cash transferred in connection with sale of branches, net                -             (7,170)
                                                                   --------           --------
       Net cash used in investing activities                       (26,311)              (668)
                                                                   --------           --------

Financing activities:
Net (decrease) increase in deposits                                 (8,825)             9,787
Net increase in FHLB advances                                       14,000                  -
Net funds received from stock subscriptions                         70,375                  -
                                                                   --------           --------
               Net cash provided by financing activities            75,550              9,787
                                                                   --------           --------
               Net increase in cash                                 45,347              8,865

Cash and cash equivalents at beginning of period                     5,217             21,842
                                                                   --------           --------
Cash and cash equivalents at end of period                        $ 50,564           $ 30,707
                                                                   ========           ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                     $  8,500           $ 10,233
                                                                   ========           ========
     Taxes                                                        $    531           $    731
                                                                   ========           ========

Supplemental disclosure of non-cash information:

   Additions to investment in real estate acquired
          through foreclosusre                                    $    351           $  1,237
                                                                   ========           ========

   Change in unrealized gain (loss) on investments
          available for sale, net of
          deferred taxes of $(141) and $19                        $  (263)           $     35
                                                                   ========          =========

   Net assets transferred in connection with
branch sale:
     Loans receivable                                                                $ 44,607
     Premises and equipment                                                               705
     Deposits                                                                          55,498
                                                                                      ========

See accompanying notes to unaudited condensed financial statements.

                              FIRST FEDERAL FLORIDA
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 -  BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the results, which may be expected for the entire fiscal year or any other period. The condensed financial statements as of and for the three and six month periods ended March 31, 1999 and 1998 include the accounts of First Federal Florida (the "Bank") which, as discussed in Note 2, became the wholly owned subsidiary of FloridaFirst Bancorp (the "Company") on April 6, 1999. The Company's business is conducted principally through the Bank.

These statements should be read in conjunction with the financial statements and related notes, which are incorporated by reference in the Company's Prospectus dated February 12, 1999.


Note 2 - MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK ISSUANCE

On April 6, 1999, the Bank completed its mutual to stock conversion ("Mutual Holding Company Reorganization and Stock Issuance"). In connection with the Mutual Holding Company Reorganization and Stock Issuance, FloridaFirst Bancorp, a federally chartered corporation, sold 2,703,851 shares (or 47%) of its common stock in a subscription offering at $10.00 per share and issued the remaining 53% to FloridaFirst Bancorp MHC. A total of 5,752,875 shares of common stock of FloridaFirst Bancorp were issued in connection with the Mutual Holding Company Reorganization and Stock Issuance. Upon completion of these transactions, the Bank became the wholly owned subsidiary of FloridaFirst Bancorp.

The common stock of the Company began trading on the Nasdaq Market System under the symbol "FFBK" on April 7, 1999.


Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income. Effective October 1, 1998, the Bank adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS No. 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. SFAS No. 130 requires total comprehensive income and its components to be reported in a financial statement with equal prominence as other financial statements.

For the three and six months ended March 31, 1999, the Bank reported other comprehensive income (loss) of $(77,000) and $(263,000), respectively, and $(6,700) and $35,000 for the same periods in 1998. Such income (loss) consisted entirely of unrealized gains or (losses), net of taxes, on available for sale securities.

Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way public companies report information about segments of their business and requires them to report selected segment information in their quarterly reports issued to stockholders. Among other things, SFAS No. 131 requires public companies to report (a) certain financial and descriptive information about its reportable operating segments (as defined); and (b) certain enterprise-wide financial information about products and services,
geographic   areas,  and  major  customers.   The  required  segment   financial
disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. The Bank adopted SFAS NO. 131 on October 1, 1998. However, no specific segment disclosure is required since the Bank views its operations as a single segment.

Employers' Disclosure About Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 became effective for the Bank on October 1, 1998. Adoption of this statement did not have a material effect on the Bank's financial condition or results of operations.

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. SFAS No. 133 is not expected to have a material impact on the Bank's financial statement presentations.

Note 4 - SALE OF BRANCHES

On October 29, 1997, the Bank entered into an agreement (the "Branch Sale") to sell substantially all of the loans, with a majority of the loans sold on a servicing-released basis, and certain liabilities (primarily deposit liabilities) of the branches located in north Florida. The sale included loans at 80% of the deposit liability. The remaining 20% of the purchase was funded with cash. The sale also included the branch buildings, except for two buildings that were closed by the Bank because the Bank is precluded from conducting any further business at those locations. The transaction was completed January 30, 1998. Assets of approximately $52.5 million, including loans of $44.6 million, property and equipment of $705,000, cash of $10.1 million, and liabilities consisting primarily of deposit accounts of $55.5 million, were sold for a gain of approximately $3.0 million. Of the remaining two branches, the Bank realized a gain of $164,000 from the sale of one branch on March 31, 1999 and the other is under contract for sale to a third party. No loss is anticipated upon sale of the remaining branch.


Note 5 - PENSION PLAN TERMINATION

On September 28, 1998, the Board of Directors of the Bank froze benefit accruals for the defined benefit pension plan (the "Plan") effective November 3, 1998. The Bank terminated the Plan on April 14, 1999 by distributing the participants their full present value of accrued benefits based on the Plan liquidation guidelines, as prescribed by the Internal Revenue Code. The Bank funded $1.3 million to the Plan, which when combined with other Plan assets, provided sufficient assets to distribute to or purchase annuities for Plan participants to satisfy the present value of the calculated benefit obligations. The Bank had adequately accrued for the benefits as of September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Financial Condition at March 31, 1999 and September 30, 1998

Assets. Total assets increased $71.9 million, or 17.2%, to $490.9 million at March 31, 1999 from $419.0 million at September 30, 1998. The increase in total assets resulted primarily from a $27.5 million, or 8.1% increase, in the loan portfolio attributable to strong loan demand in our market areas and a $45.3 million increase in cash equivalents resulting primarily from $48.8 million in subscription funds received during the stock offering for FloridaFirst Bancorp. The excess funds were retained in cash equivalents because these amounts were refunded on April 7, 1999.

Liabilities. Total liabilities increased $70.7 million, or 18.5%, to $453.6 million at March 31, 1999 from $382.9 million at September 30, 1998. The increase in total liabilities resulted primarily from $70.4 million in stock subscriptions received and a $14.0 million net increase in FHLB advances utilized to fund the loan growth, partially offset by a $8.8 million decrease in deposits. The decrease in deposits resulted from an outflow of certificates of deposit due to the continued low interest rate environment. In addition, $13.0 million of short-term FHLB advances were repaid through the proceeds of the stock sale.

Equity. The increase in Bank's equity reflects the $1.4 million in net income for the six months ended March 31, 1999 and a decrease of $263,000 in the net unrealized gain on investments available for sale. At March 31, 1999, the Bank was in full compliance with all regulatory capital requirements. Tangible, core, and risk-based capital ratios were 7.59%, 7.59%, and 14.0%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and March 31, 1998

Net Income. Net income for the three months ended March 31, 1999 decreased 68.3% to $747,000, compared to $2.4 million for the same period in 1998. Net income for the three months ended March 31, 1999 included a gain (net of taxes) of $105,000 from the sale of one branch building and for the three months ended March 31, 1998 included a gain (net of taxes) of $1,950,000 from the sale of certain branches and related deposits to another financial institution.

Net interest income increased $393,000, or 12.3%, for the three months ended March 31, 1999 compared to the same period in 1998. This increase resulted from a decrease in interest expense of $651,000, which substantially offset a $208,000 decrease in interest income, and an increase of $50,000 in the provision for loan losses. Other income decreased to $464,000 for the three months ended March 31, 1999 from $3.2 million for the three months ended March 31, 1998, resulting primarily from the Branch Sale. Other expenses decreased to $2.9 million for the three months ended March 31, 1999 from $3.1 million for the three months ended March 31, 1998, due primarily to cost savings related to the Branch Sale.

Interest Income. Total interest income decreased to $8.0 million for the three months ended March 31, 1999 from $8.2 million for the same period in 1998, resulting primarily from a 29 basis point decrease in the overall portfolio yield. Average interest-earning assets increased slightly to $424.9 million for the three months ended March 31, 1999 from $423.3 million for the three months ended March 31, 1998. The transfer of $44.6 million in loans in the Branch Sale was offset by new loan growth. The average rate earned on interest-earning assets decreased to 7.42% for the three months ended March 31, 1999 from 7.71% for the three months ended March 31, 1998, a decrease of 29 basis points.

Interest income on loans increased $197,000 to $7.0 million for the three months ended March 31, 1999 from $6.8 million for the three months ended March 31, 1998. This increase reflects the strong loan demand in our market areas that offset the transfer of loans noted above. Average loans increased $27.1 million, or 8.0% during the comparable periods. The strong loan growth however was offset by a 39 basis point decrease in the average yield on loans, reflecting the general downward trend in market interest rates.

Interest income on investment securities decreased $405,000 to $931,000 for the three months ended March 31, 1999 from $1.3 million for the three months ended March 31, 1998. This decrease was primarily the result of a $25.5 million decrease in average balances to $61.4 million in 1999 from $86.9 million in 1998. The decrease in the average balance of investment securities was primarily due to maturities and calls on investment securities. The cash from these activities were used to fund new loan growth. Also the average yield on the portfolio decreased by 30 basis points since yields on the reinvestment of available assets have decreased with the general downward trend in interest rates. The decrease in investment income was offset by $71,000 in interest earned on cash equivalents resulting from stock subscriptions received.

Interest Expense. Total interest expense decreased by $651,000 for the three months ended March 31, 1999 from $4.9 million for the three months ended March 31, 1998, as a result of a 4.0% decrease in average interest-bearing liabilities and a 54 basis point decrease in the average cost of funds. Average interest-bearing liabilities decreased to $372.9 million for the three months ended March 31, 1999 from $389.7 million for the three months ended March 31, 1998. The decrease is attributable primarily to the sale of deposits in the Branch Sale. The average interest rate paid on interest-bearing liabilities was 4.46% for the three months ended March 31, 1999 compared to 5.00% for the three months ended March 31, 1998, a decrease of 54 basis points. The decrease in rates paid on interest-bearing liabilities reflects market rates as well as management's decision to use FHLB advances to control its cost of funds and to lengthen the maturity of its liabilities.

Interest expense on deposits decreased $1.2 million to $3.7 million for the three months ended March 31, 1998 from $4.9 million for the same period in 1998. This decrease was a result of a decrease of $60.5 million in the average balance of interest-bearing deposits to $329.2 million in 1999 from $389.7 million in 1998 and a decrease of 59 basis points in the average rate to 4.41 % in 1999 from 5.00% in 1998, The decrease in the average balance of interest-bearing deposits resulted from the $55.5 million in deposits sold in the Branch Sale and a decision to use FHLB advances as a funding source. The decrease in interest expense on deposits was offset by $58,000 in interest accrued on stock subscriptions received.

The average balance of FHLB advances in the three months ended March 31, 1999 were $43.7 million at an average cost of 4.86%. There were no FHLB advances outstanding for the same period in 1998.

Provision for Loan Losses. The provision for loan losses was $150,000 for the three months ended March 31, 1999 compared to $100,000 for the three months ended March 31, 1998. The allowance for loan losses increased $168,000 to $2.8 million at March 31, 1999 from $2.6 million at March 31, 1998. The current allowance represents .76% of total loans outstanding at March 31, 1999. The Bank had net charge-offs of $80,000 for the three months ended March 31, 1999 compared to net charge-offs of $19,000 for the three months ended March 31, 1998.

Other Income. The decrease in other income is attributable primarily to the $3.0 million gain realized through the Branch Sale in 1998, offset slightly by a $164,000 gain on one branch facility sold in the current quarter.

Other Expense. Other expense decreased by $241,000 to $2.9 million for the three months ended March 31, 1999 from $3.1 million for the three months ended March 31, 1998. Compensation and employee benefits decreased $132,000 due to certain cost savings realized through the Branch Sale, partially offset by the addition of new staff personnel to enhance the transition into a full service community bank. In addition, benefit programs were changed to be more competitive in the banking environment. Other expenses decreased $136,000 due to general banking and loan related expenses that were saved in connection with the Branch Sale.

Comparison of Operating Results for the Six Months Ended March 31, 1999 and March 31, 1998

Net Income. Net income for the six months ended March 31, 1999 decreased 52.3% to $1.4 million, compared to $2.9 million for the same period in 1998. Net income for the six months ended March 31, 1999 included a gain of $105,000 from the sale of one branch building and for the six months ended March 31, 1998 included a gain of $1,950,000 from the sale of certain branches and related deposits to another financial institution.

Net interest income increased $295,000, or 4.4%, for the six months ended March 31, 1999 compared to the same period in 1998. This increase resulted from a reduction in interest expense of $1.7 million, which substantially offset a $1.3 million decrease in interest income and a $95,000 increase in the provision for loan losses. Other income decreased to $785,000 for the six months ended March 31, 1999 from $3.7 million for the six months ended March 31, 1998, resulting primarily from the gain on the Branch Sale. Other expenses decreased to $5.6 million for the six months ended March 31, 1999 from $6.1 million for the six months ended March 31, 1998, due primarily to cost savings related to the Branch Sale.

Interest Income. Total interest income decreased to $15.8 million for the six months ended March 31, 1999 from $17.1 million for the six months ended March 31, 1998, as a result of a 5.0% decrease in average interest-earning assets and a 27 basis point decrease in the overall portfolio yield. Average interest-earning assets decreased to $418.0 million for the six months ended March 31, 1999 from $440.1 million for the six months ended March 31, 1998. The transfer of $44.6 million in loans in the Branch Sale was offset by new loan growth. The average rate earned on interest-earning assets decreased to 7.52% for the six months ended March 31, 1999 from 7.79% for the six months ended March 31, 1998, a decrease of 27 basis points.

Interest income on loans decreased $445,000 to $13.9 million for the six months ended March 31, 1999 from $14.3 million for the six months ended March 31, 1998. This decrease is attributable primarily to a 40 basis points decrease in the yield on loans during the comparable six month periods from 8.22% to 7.82%, reflecting the general downward trend in interest rates. The decrease in income due to the lower yields was offset slightly as the average loans outstanding increased by $6.4 million to $355.3 for the six months ended March 31, 1999. This slight increase in balances, despite the transfer of loans noted above, reflects the strong loan demand in our market areas.

Interest income on investment securities decreased $900,000 to $1.9 million for the six months ended March 31, 1999 from $2.8 million for the six months ended March 31, 1998. This decrease was primarily the result of a $28.6 million decrease in the average balance to $62.7 million in 1999 from $91.3 million in 1998. The decrease in the average balance of investment securities was primarily due to maturities and calls on investment securities. The cash from these activities were used to fund new loan growth. Also the average yield on the portfolio decreased by 19 basis points since yields on the reinvestment of available assets have decreased with the general downward trend in interest rates. The decrease in investment income was offset by $71,000 in interest earned on cash equivalents resulting from stock subscriptions received.

Interest Expense. Total interest expense decreased by $1.7 million to $8.5 million for the six months ended

March 31, 1999 from $10.2 million for the six months ended March 31, 1998, as a result of a decrease in average interest-bearing liabilities and a 49 basis point decrease in the average cost of funds. Average interest-bearing liabilities decreased to $370.4 million for the six months ended March 31, 1999 from $405.4 million for the six months ended March 31, 1998. The decrease is attributable to the sale of deposits in the Branch Sale. The average interest rate paid on interest-bearing liabilities was 4.56% for the six months ended March 31, 1999 compared to 5.05% for the six months ended March 31, 1998, a decrease of 49 basis points. The decrease in rates paid on interest-bearing liabilities reflects market rates as well as management's decision to use FHLB advances to control its cost of funds and to lengthen the maturity of its liabilities.

Interest expense on deposits decreased $2.6 million to $7.6 million for the six months ended March 31, 1999 from $10.2 million for the six months ended March 31, 1998. This decrease was a result of a decrease of $72.5 million in the average balance of interest-bearing deposits to $332.8 million in 1999 from $405.4 million in 1998 and a decrease of 53 basis points in the average rate to 4.52% in 1999 from 5.05% in 1998, The decrease in the average balance of interest-bearing deposits resulted from the $55.5 million in deposits sold in the Branch Sale and a decision to use FHLB advances as a funding source. The decrease in interest expense on deposits was offset by $58,000 in interest accrued on stock subscriptions received.

The average balance of FHLB advances in the six months ended March 31, 1999 were $37.6 million at an average cost of 4.84%. There were no FHLB advances outstanding for the same period in 1998.

Provision for Loan Losses. The provision for loan losses was $300,000 for the six months ended March 31, 1999 compared to $205,000 for the six months ended March 31, 1998. The allowance for loan losses increased $168,000 to $2.8 million at March 31, 1999 from $2.6 million at March 31, 1998. The current allowance represents .76% of total loans outstanding at March 31, 1999. The Bank had net charge-offs of $82,000 for the six months ended March 31, 1999 compared to net charge-offs of $81,000 for the six months ended March 31, 1998.

Other Income.  See discussion at the three month comparison.

Other Expense. Other expense decreased by $510,000 to $5.6 million for the six months ended March 31, 1999 from $6.1 million for the six months ended March 31, 1998. Compensation and employee benefits decreased $131,000 due to cost savings realized through the Branch Sale, partially offset by the addition of new staff personnel to enhance the transition into a full service community bank. In addition, benefit programs were changed to be more competitive in the banking environment. Other expenses decreased $368,000 due to general banking and loan related expenses that were saved in connection with the Branch Sale.

Liquidity and Capital Resources

The liquidity of a savings institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowing. Savings institution liquidity is normally considered in terms of the nature and mix of the savings institution's sources and uses of funds.

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining sufficient levels of loans and mortgage-backed securities that generate monthly cash flows.

Cash and cash equivalents increased $45.3 million to $50.6 million for the six months ended March 31, 1999. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                   (In millions)

         Cash provided by operations                                 $ (3.5)
         FHLB advances                                                 14.0
         Decrease in net deposits                                      (8.8)
         Maturities of and repayments on investment securities         15.2
         Purchases of investment securities                           (13.7)
         Net increase in loans                                        (27.8)
         Net funds received from stock subscriptions                   70.4
         Other net                                                      (.5)
                                                                      -----
         Net increase in cash and cash equivalents                   $ 45.3
                                                                      =====

Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Bank's liquidity, capital or operations nor is management aware of any current recommendation by regulatory authorities, which if implemented, would have such an effect.
Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan, potential stock benefit plans, and the adoption of the directors and executive retirement plans, as well as increased costs associated with being a public company (e.g., periodic reporting, annual meeting materials, transfer agent, professional and stock listing fees).

On March 31, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                      Amount        Percent
                                                     ----------------------
                                                     (Dollars in thousands)

Tangible capital ...............................     $37,278           7.6%
Tangible capital requirement ...................       7,364           1.5
Excess over requirement ........................      29,914           6.1

Core capital ...................................     $37,278           7.6%
Core capital equipment .........................      19,637           4.0
Excess over requirement ........................      17,641           3.6

Risk based capital .............................     $40,079          14.0%
Risk based capital requirement .................      22,875           8.0
Excess over requirement ........................      17,204           6.0

Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

Year 2000

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data.

The following discussion of the implications of the year 2000 problem for the Bank contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the date on which the Bank plans to complete the internal year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on The Bank or the Company.

The Bank places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Bank is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Bank.

The Bank's Year 2000 Plan (the "Plan") was presented to the Board of Directors in September 1997. The Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of Year 2000 on Computer Systems." The Year 2000 Committee is responsible for the Plan with the Board of Directors receiving Year 2000 progress reports on a quarterly basis. Our primary operating systems, as provided by a third party service bureau ("External Provider"), have been tested satisfactorily. In addition, the External Provider has given us written confirmation that their software system is Year 2000 compliant. The main hardware and software used to serve our customer base and maintain the customer transaction histories and company accounting records are currently operating on Year 2000 compliant systems.

An OTS on-site examination was conducted in March 1999, and based on the examination results, the Bank was progressing satisfactorily towards completing the Plan requirements.

The Bank has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Bank that they expect to be Year 2000 compliant prior to the Year 2000. The Bank is in the process of contacting all significant customers and non-information technology suppliers (i.e. utility systems, telephone systems, etc.), regarding their year 2000 state of readiness. No contracts, written assurances, or oral assurances with the Bank's material vendors, systems providers, and suppliers include any type of remedy or penalty for breach of contract in the event that any of these parties are not Year 2000 compliant.

The Bank has identified 19 vendors and systems as mission critical and 68% of the Bank's mission critical vendors are Year 2000 compliant. The only critical vendors that have not confirmed that they are Year 2000 compliant are the utility companies and certain correspondent banks.

Testing has been completed on the most significant vendor applications, except the utilities as noted above, however, final testing remains on a few critical applications. This final testing, and development of contingency plans, is expected to be completed for all critical and important applications and services by June 30, 1999. Most of the items identified as minor are services that are performed by outside vendors. We have received communication from these vendors indicating they will be in compliance for Year 2000 without any disruption in service. Appropriate testing, if possible, and any related contingency plans would be performed in the second and third quarter of 1999.

We are unable to test the Year 2000 readiness of our significant suppliers of utilities. We are relying on the utility companies' internal testing and representations to provide the required services that drive our data systems.

Software provided by our External Provider is supported by a contractual agreement that states the software will be Year 2000 compliant prior to January 1, 2000. The contracts for our other systems and services do not contain similar statements since they have longer terms and were not subject to specific contract negotiation in the past few years.

All  non-information   technology  providers  that  were  identified  have  been
contacted. They have assured us that the Year 2000 will not be an issue or that the issue will be satisfactorily resolved prior to the end of 1999.

Major commercial loan customers (loan balances in excess of $500,000) have been contacted in writing. In addition, the commercial loan relationship managers conducted a telephone and personal contact program with all these customers to determine any potential exposure that might be present due to the customer's failure to prepare adequately for the Year 2000. This contact program was completed as March 31, 1999. No unusual or significant risk exposure was identified.

As a practical matter, individual mortgage loan, consumer loan and smaller commercial loan customers were not contacted regarding their Year 2000 readiness. It was deemed to be beyond the scope of our testing parameters to contact these borrowers. Further, most of these are individuals with adequate collateral for their loans.

If the Plan fails to significantly address the Year 2000 issues of the Bank, the following, among other things, could negatively affect the Bank:

(a) utility service companies may be unable to provide the necessary service to drive our data systems or provide sufficient sanitary conditions for our offices;

(b) our primary software provider could have a major malfunction in its system or their service could be disrupted due to its utility providers, or some combination of the two; or

(c)      the Bank may have to transact its business manually.


The Bank will attempt to monitor these uncertainties by continuing to request an update on all critical and important vendors throughout the remainder of 1999. If the Bank identifies any concern related to any critical or important vendor, the contingency plans will be implemented immediately to assure continued service to the Bank's customers.

Costs have and will be incurred to replace certain non-compliant software and hardware. The Bank does not anticipate that direct costs for renovating or replacing non-compliant hardware and software will exceed $325,000, of which approximately $230,000 had been expended as of March 31, 1999. No assurance can be given that the Year 2000 Plan will be completed successfully by the Year 2000, in which event the Bank could incur significant costs. If the External Provider fails to maintain its system in compliant state or incurs other obstacles prior to Year 2000, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant negative affect on our earnings.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including continued compliance of the External Provider, testing plans, and all vendors, suppliers and customer readiness.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers and other financial institution, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Bank.


Impact of Inflation

The condensed financial statements of the Bank and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are financial. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.



ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes from the information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Bank's financial statements for the year ended September 30, 1998.

                              FLORIDAFIRST BANCORP

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 1999 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         See Note 2 to the Unaudited Condensed Financial Statements regarding the Mutual Holding Company Reorganization and Stock Issuance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Exhibit 2 Plan of Mutual Holding Company Reorganization and Stock Issuance*

             Exhibit 3(i)  Charter for FloridaFirst Bancorp*

             Exhibit 3(ii) Bylaws of FloridaFirst Bancorp*

             Exhibit 4     Specimen Stock Certificate of FloridaFirst Bancorp*

             Exhibit 10.1  Employment Agreement with Gregory C. Wilkes*

             Exhibit 10.2  Form of Employment Agreement*

             Exhibit 27    Financial Data Schedule (in electronic filing only)


         (b) Reports on Form 8-K - None



-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on December 18, 1998 (File No. 333-69239).

                              FLORIDAFIRST BANCORP

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FLORIDAFIRST BANCORP





Date: May 13, 1999                   By:   /s/Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 13, 1999                   By:    /s/Kerry P. Charlet
                                            ------------------------------------
                                            Kerry P. Charlet
                                            Chief Financial Officer
                                            (Principal Accounting Officer)