Form 10-Q
period 1999-06-30
FLORIDAFIRST BANCORP
filed 1999-08-16
CIK 1075083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---

For the quarterly period ended                        June 30, 1999
                               -------------------------------------------------

                                                         OR

o      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -----------------

                         Commission file number 0-25693
                                                -------

                              FLORIDAFIRST BANCORP
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         United States                                                     59-3545582
------------------------------                                             ----------
(State or other jurisdiction of incorporation or organization)            (I.R.S. employer identification no.)

205 East Orange Street, Lakeland, Florida                            33801-4611
-----------------------------------------                            ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code    (941) 688-6811
                                                   --------------------

                                      N/A
--------------------------------------------------------------------------------
Former name,former address and former fiscal year, if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 11, 1999.

          Class                                                 Outstanding
---------------------------                                  -----------------
$.10 par value common stock                                   5,752,875 shares

                              FLORIDAFIRST BANCORP
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
             FLORIDAFIRST BANCORP

Item 1.  Financial Statements and Notes Thereto............................    1
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................    7
Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........   16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   17
Item 2.  Changes in Securities.............................................   17
Item 3.  Defaults upon Senior Securities...................................   17
Item 4.  Submission of Matters to a Vote of Security Holders...............   17
Item 5.  Other Information.................................................   17
Item 6.  Exhibits and Reports on Form 8-K..................................   18

SIGNATURES.................................................................   19

                              FLORIDAFIRST BANCORP
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                       June 30,          September 30,
ASSETS                                                                   1999              1998
                                                                    ---------------    --------------
                                                                             (In thousands)
Cash and cash equivalents                                                  $ 2,687           $ 5,217
Investment securities available for sale, at fair value                     54,748            42,225
Investment securities held to maturity, market value
    $12,803  and $18,524                                                    12,927            18,736
Loans receivable, net of allowance for loan losses of
    $2,866 and $2,564                                                      377,205           338,610
Premises and equipment, net                                                  6,802             6,845
Accrued interest receivable                                                  2,536             2,398
Other assets                                                                 6,276             5,010
                                                                    ---------------    --------------
                     Total assets                                         $463,181          $419,041
                                                                    ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                  $337,544          $352,180
Federal Home Loan Bank advances                                             60,000            21,000
Other liabilities                                                            4,702             9,754
                                                                    ---------------    --------------
                     Total liabilities                                     402,246           382,934
                                                                    ---------------    --------------
Commitments and contingencies                                                   --                --

Stockholders' equity:
    Common stock, $ .10 par value, 18,000,000 shares authorized,
         5,752,875 outstanding                                                 575
    Additional paid-in capital                                              25,124
    Retained income                                                         38,218            35,887
    Unallocated shares held by the ESOP                                     (2,163)                -
    Accumulated other comprehensive income (loss)                             (819)              220
                                                                    ---------------    --------------
                     Total stockholders' equity                             60,935            36,107
                                                                    ---------------    --------------
                     Total liabilities and stockholders' equity           $463,181          $419,041
                                                                    ===============    ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                              FLORIDAFIRST BANCORP
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                              For the Three Months ended        For the Nine Months ended
                                                                      June 30,                          June 30,
                                                           ------------------------------    ------------------------------
                                                               1999            1998              1999            1998
                                                           --------------  --------------    --------------  --------------
                                                                   (In thousands)                    (In thousands)
Interest income:
Loans                                                            $ 7,157         $ 6,527          $ 21,055        $ 20,872
Investments and other                                              1,056           1,161             2,947           3,950
                                                           --------------  --------------    --------------  --------------
       Total interest income                                       8,213           7,688            24,002          24,822
                                                           --------------  --------------    --------------  --------------
Interest expense:
Deposits                                                           3,578           4,485            11,167          14,719
Federal Home Loan Bank advances                                      521               7             1,431               7
                                                           --------------  --------------    --------------  --------------
       Total interest expense                                      4,099           4,492            12,598          14,726
                                                           --------------  --------------    --------------  --------------
       Net interest income before loan loss provision              4,114           3,196            11,404          10,096
Provision for loan losses                                            120             100               420             305
                                                           --------------  --------------    --------------  --------------
       Net interest income                                         3,994           3,096            10,984           9,791
                                                           --------------  --------------    --------------  --------------
Other income:
Fees and service charges                                             308             222               849             788
Gain on sale of branches                                               -               -               164           3,016
Other, net                                                            43             148               123             276
                                                           --------------  --------------    --------------  --------------
                  Total other income                                 351             370             1,136           4,080
                                                           --------------  --------------    --------------  --------------
Other expenses:
Compensation and employee benefits                                 1,470           1,262             4,322           4,245
Occupancy and equipment costs                                        470             404             1,419           1,267
Marketing                                                            175             104               432             377
Data processing costs                                                132             126               391             391
Federal insurance premiums                                            53              94               165             280
Other                                                                639             610             1,781           2,121
                                                           --------------  --------------    --------------  --------------
       Total other expenses                                        2,939           2,600             8,510           8,681
                                                           --------------  --------------    --------------  --------------
       Income before income taxes                                  1,406             866             3,610           5,190
Income tax expense                                                   466             272             1,279           1,681
                                                           --------------  --------------    --------------  --------------
       Net income                                                  $ 940           $ 594           $ 2,331         $ 3,509
                                                           ==============  ==============    ==============  ==============
Basic net income per share                                        $ 0.17
                                                           ==============
Weighted average number of shares outstanding                  5,541,374
                                                           ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                           FLORIDAFIRST BANCORP
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                       For The Nine Months
                                                          Ended June 30,
                                                        1999        1998
                                                      ---------  ---------
                                                          (In thousands)
Operating activities:
Net income                                             $ 2,331     $ 3,509
Adjustments to reconcile net income to net cash used
in operating activities:
   Provision for loan losses                               420         305
   Depreciation                                            558         452
   Gain on sale of branches and related deposits          (164)     (3,016)
   Decrease (increase) in accrued interest receivable     (138)        254
   Decrease (increase)  in other assets                   (768)      1,223
   (Decrease) increase in other liabilities             (5,256)       (787)
                                                       --------   ---------
       Net cash used in operating activities            (3,017)      1,940
                                                       --------   ---------
Investing activities:
Proceeds from calls, maturities and repayment of
investment securities                                   23,191      40,437
Increase in loans, net                                 (38,939)    (20,726)
Purchase of investments available for sale             (31,518)    (24,863)
Purchases of premises and equipment                       (490)       (264)
Proceeds on sale of premises and equipment                 343
Cash transferred in connection with sale
       of branches, net                                     --      (7,170)
                                                       --------   ---------
       Net cash used in investing activities           (47,413)    (12,586)
                                                       --------   ---------
Financing activities:
Net (decrease) increase in deposits                    (14,636)     (6,559)
Net increase in FHLB advances                           39,000       5,000
Net proceeds received from issuance of common stock     23,536           -
                                                       --------   ---------
       Net cash provided by financing activities        47,900      (1,559)
                                                       --------   ---------
       Net increase in cash                             (2,530)    (12,205)
Cash and cash equivalents at beginning of period         5,217      21,842
                                                       --------   ---------
Cash and cash equivalents at end of period             $ 2,687     $ 9,637
                                                       ========   =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest                                         $ 12,404    $ 14,721
                                                       ========   =========
     Taxes                                               $ 931     $ 1,056
                                                       ========   =========

Supplemental disclosure of non-cash information:
   Additions to investment in real estate acquired
   through foreclosure                                 $    76     $ 1,468
                                                       ========   =========
Change in unrealized gain (loss) on investments
     available for sale, net of
     deferred tax benefit of $(574) and $(9)           $ (1,039)     $ (17)
                                                       ========   =========
   Net assets transferred in connection with
     branch sale:
     Loans receivable                                             $ 44,607
     Premises and equipment                                            705
     Deposits                                                       55,498
                                                                  =========

See accompanying notes to unaudited condensed consolidated financial statements.

                              FLORIDAFIRST BANCORP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The condensed financial statements as of and for the three and nine month periods ended June 30, 1999 and 1998 include the accounts of First Federal Florida (the "Bank") which, as discussed in Note 2, became the wholly owned subsidiary of FloridaFirst Bancorp (the "Company") on April 6, 1999. The Company's business is conducted principally through the Bank.

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

Gross proceeds from the stock issuance of $27.0 million were reduced by $1.2 million in subscription related expenses and $100,000 initial capital for FloridaFirst Bancorp MHC ("MHC"), leaving net proceeds of the offering of $25.7 million. The Company recorded $575,288 as capital stock based on the 5,752,875 shares issued (3,049,024 were issued to the MHC) at a $.10 par value, with the remaining $25.1 million recorded as additional paid-in capital. Of the net proceeds, the Company contributed $12.9 million to the Bank in exchange for all of its outstanding shares of stock.

The common stock of the Company began trading on the Nasdaq National Market under the symbol "FFBK" on April 7, 1999.

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income. Effective October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS No. 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. SFAS No. 130 requires total comprehensive income and its components to be reported in a financial statement with equal prominence as other financial statements.

Comprehensive income for the periods presented was as follows:

                                           ---------------- ----------------- ----------------- ----------------
                                           Three Months     Three Months      Nine Months       Nine Months
                                              Ended            Ended             Ended             Ended
                                           June 30, 1999    June 30, 1998     June 30, 1999     June 30, 1998
----------------------------------------------------------------------------------------------------------------
Net income                                    $940,000          $594,000         $2,331,000       $3,509,000
------------------------------------------ ---------------- ----------------- ----------------- ----------------
Other comprehensive income (loss)             (776,100)          (52,000)        (1,039,000)         (17,000)
------------------------------------------ ---------------- ----------------- ----------------- ----------------
Comprehensive income                          $163,900          $542,000         $1,292,000       $3,492,000
------------------------------------------ ---------------- ----------------- ----------------- ----------------

Other comprehensive losses consisted entirely of unrealized losses, net of taxes, on available for sale securities.

Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way public companies report information about segments of their business and requires them to report selected segment information in their quarterly reports issued to stockholders. Among other things, SFAS No. 131 requires public companies to report (a) certain financial and descriptive information about its reportable operating segments (as defined); and (b) certain enterprise-wide financial information about products and services, geographic areas, and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. The Company adopted SFAS NO. 131 on October 1, 1998. However, no specific segment disclosure is required since the Company views its operations as a single segment.

Employers' Disclosure About Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 became effective for the Company on October 1, 1998. Adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FASB has delayed the effective date of SFAS No. 133 until fiscal quarters beginning after June 15, 2000 by issuing SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133.. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. SFAS No. 133 is not expected to have a material impact on the Company's financial statement presentations.

Note 4 - SALE OF BRANCHES

On October 29, 1997, the Bank entered into an agreement (the "Branch Sale") to sell substantially all of the loans, with a majority of the loans sold on a servicing-released basis, and certain liabilities (primarily deposit liabilities) of its branches located in north Florida. The sale included loans at 80% of the deposit liability. The remaining 20% of the purchase was funded with cash. The sale also included the branch buildings, except for two buildings that were closed by the Bank because the Bank is precluded from conducting any further business at those locations. The transaction was completed January 30, 1998. Assets of approximately $52.5 million, including loans of $44.6 million, property and equipment of $705,000, cash of $10.1 million, and liabilities consisting primarily of deposit accounts of $55.5 million, were sold for a gain of approximately $3.0 million.

Of the remaining two branch buildings, the Bank realized a gain of $164,000 from the sale of one branch in March 1999 and the other branch was sold in May 1999. The gain of $204,000 ($133,000 net of taxes) for the May branch sale has been deferred because the Bank has agreed to indemnify the purchaser for the costs of obtaining closure with state environmental authorities regarding the necessity of further remediation of certain environmental contamination on the site due to outside sources. As soon as these costs are reasonably determinable, any remaining gain will be recognized as income.


Note 5 - EMPLOYEE STOCK OWNERSHIP PLAN

An employee stock ownership plan (the ESOP") was established January 1, 1999 for the exclusive benefit of participating employees of the Bank. Participating employees are employees who have completed one year of service with the Bank and have attained the age of 21. Upon completion of the Mutual Holding Company Reorganization and Stock Issuance, the ESOP acquired 8% of the total shares (216,308 shares) issued to public stockholders. The purchase was funded through a loan obtained from the Company. The loan is expected to be repaid over a term of ten years at an annual interest rate equal to the prevailing prime rate of interest. The loan is secured by the shares purchased and earnings of the ESOP assets.

When a principal payment is made on the loan, a pro-rata number of shares will be allocated to the eligible employees in accordance with the provisions of the ESOP . The outstanding principal balance of the ESOP loan will be treated as a reduction in stockholders' equity. ESOP shares scheduled to be released at the ESOP's year end will be included as shares outstanding for calculation of earnings per share on a pro-rata basis throughout the year.

Note 6 - NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock for the quarter ended June 30, 1999 has been computed by dividing net income for the period by the weighted average number of shares outstanding. Shares of common stock purchased by the ESOP (see
Note 5) are only considered outstanding when the shares are released or committed to be released for allocation to participants. The ESOP initially purchased 216,308 shares, of which 21,631 are scheduled to be released at the end of the plan year. The Company has determined that 2,403 shares per month will be added to the outstanding shares on a monthly basis from April to September 1999. Since the Company currently does not have any additional debt or equity instruments, no presentation is required for potential dilution in per share earnings.

Note 7 - PENSION PLAN TERMINATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Comparison of Financial Condition at June 30, 1999 and September 30, 1998

Assets. Total assets increased $44.1 million, or 10.5%, to $463.1 million at June 30, 1999 from $419.0 million at September 30, 1998. The increase in total assets resulted primarily from a $38.6 million, or a 15.2% annualized increase, in the loan portfolio attributable to strong loan demand in our market areas and a $6.7 million increase in investment securities. The net growth in investment securities occurred mainly in June 1999 as the Company began to leverage the balance sheet to utilize the higher level of capital as noted below.

Management plans to focus on loan growth to effectively utilize the new capital. However, the Company's plans include the purchase of investment securities or loans to increase its asset size to leverage the higher level of capital.

Liabilities. Total liabilities increased $19.3 million, or 5.0%, to $402.2 million at June 30, 1999 from $382.9 million at September 30, 1998. The increase in total liabilities resulted primarily from a $39.0 million net increase in FHLB advances utilized to partially fund the loan growth and the net deposit outflow of $14.6 million and a $4.6 million decrease in amounts due to banks. The decrease in deposits resulted from an outflow of certificates of deposit due to the current interest rate environment for short-term fixed rate deposits and consumers' preferences for alternative investment opportunities.

Management continues to evaluate the available funding sources, including interest and other costs of funding, maturity considerations and the types of assets being funded.

Stockholders'Equity.The increase in the Company's stockholders' equity reflects:

0    net proceeds of the stock offering (see Note 2) of $25.7 million

0    net income for the nine months ended June 30, 1999 of $2.3 million

0 change in accumulated other comprehensive income (loss) of $1.0 million (attributable to the net unrealized loss on investments available for sale)

0    ESOP loan outstanding of $2.2 million.

The net unrealized loss on investments available for sale relates primarily to the increasing level of interest rates over the past several months. Increasing rates reduce the value of certain investments held for sale that have longer average lives.

At June 30, 1999 the Company's stockholders' equity as a percentage of total assets was 13.16%. As discussed in Note 2, the Company utilized part of the net stock proceeds to contribute $12.9 million in capital to the Bank. See also "Liquidity and Capital Resources" discussion.

Comparison of Operating Results for the Three Months Ended June 30, 1999 and June 30, 1998

Net Income. Net income for the three months ended June 30, 1999 increased 58.2% to $940,000, compared to $594,000 for the same period in 1998. Net income for the three months ended June 30, 1999 included use of $23.5 million in new capital (net proceeds of $25.7 million less the ESOP loan of $2.2 million) for the entire period.

Net interest income increased $898,000, or 29.0%, for the three months ended June 30, 1999 compared to the same period in 1998. This increase results primarily from an increase in interest income of $525,000 and a decrease in interest expense of $393,000. Other expenses increased to $2.9 million for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998, due primarily to increased personnel costs and marketing expenditures.

Interest Income. Total interest income increased to $8.2 million for the three months ended June 30, 1999 from $7.7 million for the same period in 1998, resulting from the $43.2 million, or 10.7%, increase in average interest-earning assets, partially offset by a 26 basis point decrease in the overall portfolio yield. Average interest-earning assets increased to $448.3 million for the three months ended June 30, 1999 from $405.1 million for the three months ended June 30, 1998. Average loans outstanding accounted for the growth. The average rate earned on interest-earning assets decreased to 7.33% for the three months ended June 30, 1999 from 7.59% for the three months ended June 30, 1998.

Interest income on loans increased $630,000 to $7.1 million for the three months ended June 30, 1999 from $6.5 million for the three months ended June 30, 1998. This increase reflects the strong loan demand in our market areas and focused efforts from our lending personnel. Average loans increased $46.7 million, or 14.2% during the comparable periods. The growth occurred in all areas as annualized growth in average mortgage loans was 11.7%, consumer loans 15.6%, and commercial loans 36.0%. The strong loan growth however was offset by a 32 basis point decrease in the average yield on loans, reflecting the lower interest rates during much of the comparable periods.

Interest  income  on  investment  securities  and  other  investments  decreased
$105,000 to $1.1 million for the three months ended June 30, 1999 from $1.2 million for the three months ended June 30, 1998. This decrease was primarily the result of a $3.5 million decrease in average balances to $72.3 million in 1999 from $75.8 million in 1998. The decrease in the average balance of investment securities was primarily due to maturities and calls on investment securities. The cash from these activities was used to fund new loan growth. Also the average yield on the portfolio decreased by 28 basis points since yields on the reinvestment of available assets have decreased because the portfolio strategy is to diversify the investment portfolio to provide stable cash flows. Additionally, certain adjustable rate investments with lower coupons were purchased to protect against rising rates, while other longer term investments were made to protect against declining rates.

Interest Expense. Total interest expense decreased by $393,000 for the three months ended June 30, 1999 from $4.5 million for the three months ended June 30, 1998, resulting primarily from a 54 basis point decrease in the average cost of funds that was offset by a 2.5% increase in average interest-bearing liabilities. Average interest-bearing liabilities increased to $372.5 million for the three months ended June 30, 1999 from $363.4 million for the three months ended June 30, 1998. The increase is attributable primarily to increased FHLB advances utilized to fund the outflow of certificate accounts and support the loan growth. The average interest rate paid on interest-bearing liabilities was 4.40% for the three months ended June 30, 1999 compared to 4.94% for the three months ended June 30, 1998. The decrease in rates paid on interest-bearing liabilities reflects market rates as well as management's decision to use FHLB advances to control its cost of funds and to lengthen the maturity of its liabilities.

Interest expense on deposits decreased $907,000 to $3.6 million for the three months ended June 30, 1999 from $4.5 million for the same period in 1998. This decrease was a result of a decrease of $32.6 million in the average balance of interest-bearing deposits to $330.2 million in 1999 from $362.8 million in 1998 and a decrease of 61 basis points in the average rate to 4.33% in 1999 from 4.94% in 1998. The decrease in the average balance of interest-bearing deposits resulted primarily from the decision to use FHLB advances as a funding source.

The average balance of FHLB advances in the three months ended June 30, 1999 were $42.3 million at an average cost of 4.93%. The first FHLB advance was taken in late June 1998 which had little impact on the June 1998 financial information.

Provision for Loan Losses. The provision for loan losses was $120,000 for the three months ended June 30, 1999, reflecting the growth in the loan portfolio, compared to $100,000 for the three months ended June 30, 1998. The allowance for loan losses increased $302,000 to $2.9 million at June 30, 1999 from $2.6 million at September 30, 1998. The current allowance represents .76% of total loans outstanding at June 30, 1999. The Bank had net charge-offs of $56,000 for the three months ended June 30, 1999 compared to net charge-offs of $153,000 for the three months ended June 30, 1998.

Other Expense. Other expense increased by $339,000 to $2.9 million for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998. Compensation and employee benefits increased $208,000 due to certain costs related to new hires and increased incentive pay based on production and earnings performance. In addition, benefit programs, including the implementation of an employee stock ownership plan, were changed to be more competitive in the banking environment. Marketing related expenses increased by $71,000 due to the Bank's marketing programs increasing efforts to differentiate the Bank from its large institutional competitors.

Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan, potential stock benefit plans, and the adoption of the directors and executive retirement plans, as well as increased costs associated with being a public company (e.g., periodic reporting, annual meeting materials, transfer agent, professional and stock listing fees).

Comparison of Operating Results for the Nine Months Ended June 30, 1999 and June 30, 1998

Net Income. Net income for the nine months ended June 30, 1999 decreased 34.3% to $2.3 million, compared to $3.5 million for the same period in 1998. Net income for the nine months ended June 30, 1998 included an after tax gain of $1,950,000 from the sale of certain branches and related deposits to another financial institution.

Net interest income increased $1.2 million, or 12.2%, for the nine months ended June 30, 1999 compared to the same period in 1998. This increase resulted from a reduction in interest expense of $2.1 million, which was partially offset by a $820,000 decrease in interest income and a $115,000 increase in the provision for loan losses. Other income decreased to $2.9 million for the nine months ended June 30, 1999 from $4.1 million for the nine months ended June 30, 1998, resulting primarily from the $3.0 million gain on the Branch Sale. Other expenses decreased slightly to $8.5 million for the nine months ended June 30, 1999 from $8.7 million for the nine months ended June 30, 1998, due primarily to cost savings related to the Branch Sale.

Interest Income. Total interest income decreased to $24.0 million for the nine months ended June 30, 1999 from $24.8 million for the nine months ended June 30, 1998, as a result of a 27 basis point decrease in the overall portfolio yield. Average interest-earning assets were virtually unchanged, increasing to $429.4 million for the nine months ended June 30, 1999 from $428.4 million for the nine months ended June 30, 1998. The transfer of $44.6 million in loans in the Branch Sale was offset by new loan growth. The average rate earned on interest-earning assets decreased to 7.45% for the nine months ended June 30, 1999 from 7.72% for the nine months ended June 30, 1998, a decrease of 27 basis points.

Interest income on loans increased $183,000 to $21.1 million for the nine months ended June 30, 1999 from $20.9 million for the nine months ended June 30, 1998. This increase is attributable primarily to overall loan growth, offset somewhat by a 39 basis points decrease in the yield on loans during the comparable nine month periods from 8.13% to 7.74%, reflecting the overall trend in interest rates during much of the comparable periods, substantial refinance and modification activities on mortgage loans and increasing competitiveness for new loan business in all areas. Average loans outstanding increased by $20.3 million to $362.8 for the nine months ended June 30, 1999. This increase in balances, despite the transfer of loans noted above, reflects the strong loan demand in our market areas.

Interest income on investment securities and other investments decreased $1.0 million to $2.9 million for the nine months ended June 30, 1999 from $3.9 million for the nine months ended June 30, 1998. This decrease was primarily the result of a $19.3 million decrease in the average balance to $66.6 million in 1999 from $85.9 million in 1998. The decrease in the average balance of investment securities was primarily due to maturities and calls on investment securities. The cash from these activities were used to fund new loan growth. Also the average yield on the portfolio decreased by 23 basis points. See discussion of the lower yields in the three month comparison narrative.

Interest Expense. Total interest expense decreased by $2.1 million to $12.6 million for the nine months ended June 30, 1999 from $14.7 million for the nine months ended June 30, 1998, as a result of a 5.3% decrease in average interest-bearing liabilities and a 49 basis point decrease in the average cost of funds. Average interest-bearing liabilities decreased to $370.7 million for the nine months ended June 30, 1999 from $391.3 million for the nine months ended June 30, 1998. The decrease is attributable to the sale of deposits in the Branch Sale, offset by increased funding required to support the asset growth. The average interest rate paid on interest-bearing liabilities was 4.53% for the nine months ended June 30, 1999 compared to 5.02% for the nine months ended June 30, 1998, a decrease of 49 basis points. The decrease in rates paid on interest-bearing liabilities reflects market rates of interest in the comparable periods as well as management's decision to use FHLB advances to control its cost of funds and to lengthen the maturity of its liabilities.

Interest expense on deposits decreased $3.5 million to $11.2 million for the nine months ended June 30, 1999 from $14.7 million for the nine months ended June 30, 1998. This decrease was a result of a decrease of $59.8 million in the average balance of interest-bearing deposits to $331.3 million in 1999 from $391.1 million in 1998 and a decrease of 53 basis points in the average rate to 4.49% in 1999 from 5.02% in 1998. The decrease in the average balance of interest-bearing deposits resulted from the $55.5 million in deposits sold in the Branch Sale and a decision to use FHLB advances as a funding source.

The average balance of FHLB advances in the nine months ended June 30, 1999 were $39.4 million at an average cost of 4.85%. The first FHLB advance was taken in late June 1998, which had little impact on the June 1998 financial information.

Provision for Loan Losses. The provision for loan losses was $420,000 for the nine months ended June 30, 1999, reflecting the growth in the loan portfolio, compared to $305,000 for the nine months ended June 30, 1998. The allowance for loan losses increased $302,000 to $2.9 million at September 30, 1999 from $2.6 million at June 30, 1998. The current allowance represents .76% of total loans outstanding at June 30, 1999. The Bank had net charge-offs of $119,000 for the nine months ended June 30, 1999 compared to net charge-offs of $278,000 for the nine months ended June 30, 1998.

Other Income. The decrease in Other income is attributable primarily to the $3.0 gain realized through the Branch Sale in 1998.

Other Expense. Other expense decreased by $171,000 to $8.5 million for the nine months ended June 30, 1999 from $8.7 million for the nine months ended June 30, 1998. Compensation and employee benefits increased $77,000 due to the addition of new staff personnel to enhance the transition into a full service community bank. In addition, benefit programs were changed to be more competitive in the banking environment. These increases were partially offset by cost savings realized through the Branch Sale. Occupancy and equipment costs increased 12% due to the installation and maintenance of ATM's at five branches, a general increase in the upkeep of existing facilities and certain costs related to the relocation of a leased branch site. Other expenses decreased $340,000 due to general banking and loan related expenses that were saved in connection with the Branch Sale.

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

Cash and cash equivalents decreased $2.5 million to $2.7 million for the nine months ended June 30, 1999. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                   (In millions)
                                                                    -----------
         Cash used in operations                                      $  (3.0)
         FHLB advances                                                   39.0
         Decrease in net deposits                                       (14.6)
         Maturities of and repayments on investment securities           23.2
         Purchases of investment securities                             (31.5)
         Net increase in loans                                          (38.9)

         Net funds received from stock subscriptions                     23.5
         Other - net                                                      (.2)
                                                                     --------
         Net decrease in cash and cash equivalents                    $  (2.5)
                                                                     --------

See Notes 2 and 5 to the unaudited condensed consolidated financial statements and also "Comparison of Financial Condition at June 30, 1999 and September 30, 1998" for discussion of significant cash flows.

On June 30, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                       Amount           Percent
                                             (Dollars in thousands)
Tangible capital...................   $48,932                 10.5%
Tangible capital requirement.......     6,967                  1.5
Excess over requirement............    41,965                  9.0

Core capital.......................   $48,932                 10.5%
Core capital requirement...........     8,578                  4.0
Excess over requirement............    30,354                  6.5

Risk based capital.................   $51,798                 18.1%
Risk based capital requirement.....     2,946                  8.0
Excess over requirement............     8,852                 10.1

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

The Bank places a high degree of reliance on computer systems of third parties, such as customers, public utilities, suppliers, and other financial and governmental institutions. Although the Bank has assessed the readiness of these third parties and is preparing contingency plans, there can be no guarantee that the failure of these third parties to modify or maintain their systems in advance of December 31, 1999 would not have a material adverse affect on the Bank.

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

The latest OTS on-site examination was conducted in early July 1999, and based on the examination results, the Bank was progressing satisfactorily towards completing the Plan requirements. The business resumption plan, including plans for cash and liquidity needs, was approved by the Board on June 29, 1999. Actual testing of those plans is scheduled for September and October 1999.

The Bank has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Bank that they are or expect to be Year 2000 compliant prior to the Year 2000. The Bank is maintaining contact with all significant customers and non-information technology suppliers (i.e. utility systems, telephone systems, etc.), regarding their year 2000 state of readiness. All non-information technology providers have assured us that the Year 2000 will not be an issue or that the issue will be satisfactorily resolved prior to the end of 1999. No contracts, written assurances, or oral assurances with the Bank's material vendors, systems providers, and suppliers include any type of remedy or penalty for breach of contract in the event that any of these parties are not Year 2000 compliant.

The Bank has identified 15 vendors and systems as mission critical and, based upon testing or assurances from such vendors, 100% of the Bank's mission critical vendors and systems are Year 2000 compliant. Testing has been completed on all significant vendor applications. Vendors and systems deemed important or minor (not "mission critical") are services that are performed by outside vendors. We have received communication from these vendors indicating they are or will be in compliance for Year 2000 without any disruption in service. Appropriate testing, if possible, and any related contingency plans would be completed in the third quarter of 1999.

We are unable to test the Year 2000 readiness of our significant suppliers of utilities. We are relying on the utility companies' internal testing and representations to provide the required services that drive our data systems. Our business resumption plans address the issues that arise should the utility providers experience temporary problems.

Software provided by our External Provider is supported by a contractual agreement that states the software will be Year 2000 compliant prior to January 1, 2000. This software has been thoroughly tested and has been declared by our External Provider, as compliant. The contracts for our other systems and services do not contain similar statements since they have longer terms and were not subject to specific contract negotiation in the past few years.

Major commercial loan customers (loan balances in excess of $500,000) have been contacted in writing. In addition, the commercial loan relationship managers conducted a telephone and personal contact program with all these customers to determine any potential exposure that might be present due to the customer's failure to prepare adequately for the Year 2000. This contact program was completed as of June 30, 1999. No unusual or significant risk exposure was identified. Any new commercial loan applicant is required to answer a brief series of questions concerning Year 2000 preparedness in the loan approval and closing process.

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

Costs have and will be incurred to replace certain non-compliant software and hardware. The Bank does not anticipate that direct costs for renovating or replacing non-compliant hardware and software will exceed $300,000, of which approximately $235,000 had been expended as of June 30, 1999. No assurance can be given that the Year 2000 Plan will be completed successfully by the Year 2000, in which event the Bank could incur significant costs. If the External Provider fails to maintain its system in compliant state or incurs other obstacles prior to Year 2000, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant negative affect on our earnings.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including continued compliance of the External Provider, testing plans, and all vendors, suppliers and customer readiness.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, public utilities, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the financial condition or operations of the Bank.

Impact of Inflation

The condensed consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 3.  Qualitative and Quantitative About Market Risk

Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Bank's Management's Discussion and Analysis of Financial Condition and results of operations for the year ended September 30, 1998.

Quantitative Analysis. The only significant change in the quantitative analysis from the September 30, 1998 discussion relates to the additional capital contributed to the Bank. Of the $25.7 million in net proceeds the Company received in the stock offering, $12.9 million was contributed to the Bank. Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The results of the NPV model is not yet available for June 30, 1999, but should reflect a higher NPV due to the additional capital contributed to the Bank.

                              FLORIDAFIRST BANCORP

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS
          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1999 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          The Registration Statement on Form SB-2 (No. 333-69239) for which the use of proceeds information is being disclosed was declared effective by the Securities and Exchange Commission on February 12, 1999. The offering commenced on February 12, 1999 and terminated on March 18, 1999 after 2,703,851 shares were sold. The Registration Statement covered the issuance of 2,703,851 shares. The managing underwriter for the offering was Sandler O'Neill & Partners, L. P. The title of the securities registered was Common Stock, par value $0.10 per share. The aggregate price of the offering amount registered was $27,038,510, and the aggregate offering price of the amount sold was $27,038,510. The expenses incurred by the Company and the Bank in connection with the issuance and distribution of the securities were approximately $1.3 million, including $173,000 in underwriting fees. Such payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10 percent or more of any class of equity security of the Company or affiliates of the Company. The net offering proceeds to the Company were approximately $25.7 million. Of this amount, approximately $12.9 million was contributed to the working capital of the Bank and $12.8 million was contributed to the working capital of the Company.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.


ITEM 5.   OTHER INFORMATION
          See  Note  2  to  the  Unaudited  Condensed   Consolidated   Financial
          Statements regarding the Mutual Holding Company Reorganization and Stock Issuance.

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

                          Exhibit 3(i)    Charter for FloridaFirst Bancorp*

                          Exhibit 3(ii)   Bylaws of FloridaFirst Bancorp*

                          Exhibit 4       Specimen Stock Certificate of FloridaFirst Bancorp*

                          Exhibit 10.1    Employment Agreement with Gregory C. Wilkes*

                          Exhibit 10.2    Form of Employment Agreement with Four Employees of the Bank *

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


                          FLORIDAFIRST BANCORP




Date: August 13, 1999     By:      /s/ Gregory C. Wilkes
                                   -------------------------------------------
                                   Gregory C. Wilkes
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: August 13, 1999     By:      /s/ Kerry P. Charlet
                                   -------------------------------------------
                                   Kerry P. Charlet
                                   Chief Financial Officer
                                   (Principal Accounting Officer)