Form 10-K
period 1999-09-30
FLORIDAFIRST BANCORP
filed 1999-12-29
CIK 1075083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999
                                            ------------------
                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        -----------------    -------------------
             Commission Number:  000-25693

                              FLORIDAFIRST BANCORP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             United States                                  59-3545582
---------------------------------------------          --------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
  or organization)                                     Identification No.)

         205 East Orange Street                             33801-4611
---------------------------------------------          --------------------
(Address of principal executive offices)                     Zip Code

Registrant's telephone number, including area code:  (863) 688-6811
                                                     --------------
           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .10 par value
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market, on December 15, 1999, was $49.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of December 15, 1999, there were issued and outstanding 5,506,875 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999.

2. Part III of Form 10-K - Portions of the Proxy Statement for fiscal 1999 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Description of Business
--------------------------------
General

         FloridaFirst Bancorp (the "Company") is a savings and loan holding company formed in connection with the mutual holding company reorganization of FloridaFirst Bank (the "Bank") completed on April 6, 1999. The Company owns 100% of the outstanding shares of the Bank. In connection with the reorganization, the Company sold 2,703,851 shares (or 47%) of its Common Stock to the public and the Bank's employee stock ownership plan. The remaining 3,049,024 shares (or 53%) are held by FloridaFirst Bancorp MHC. The Company as used throughout this document refers to the consolidated entity which includes the main operating company - the Bank.

         The Company provides retail banking services, with an emphasis on one- to four-family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts and savings accounts. In addition, the Company originates commercial real estate loans and offers checking accounts and other credit facilities to businesses within its market area. At September 30, 1999, the Company had total assets, deposits and equity of $498.4 million, $339.2 million, and $61.3 million, respectively.

         The Company attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase investment, mortgage-backed and other securities. The principal sources of funds for the Company's lending and investing activities are deposits, FHLB advances, the repayment and maturity of loans and sale, maturity, and call of securities. The principal source of income is interest on loans and investment and mortgage-backed securities. The principal expense is interest paid on deposits and FHLB advances.

Market Area and Competition

         The Company operates seven offices (including its main office) in Polk County and two offices in Manatee County. Polk County is in central Florida and Manatee County is located in west central Florida. There are approximately 680,000 residents and 268,000 households within the Company's primary market areas. Polk County had an estimated 1997 population of 445,000 and includes Lakeland and Winter Haven among its most populous cities. The Company operates primarily in those two cities. Polk County is positioned for continued growth as it is located between the rapidly developing counties of Orange (Orlando) and Hillsborough (Tampa). Manatee County had an estimated 1997 population of 235,000 and includes Bradenton and Palmetto as its most populous cities. The Company operates five offices in Lakeland, two in Winter Haven and two in Bradenton.

         The Polk County economy has depended on the citrus and phosphate mining industries for a long time. These industries remain strong and are continuing to grow through capital investment. The citrus industry however, remains vulnerable to severe weather conditions and increased competition, both domestic and international. In addition, the economy has diversified and has strengthened the area's business development. Polk County is home to the largest privately owned employer in the state, a grocery chain that operates over 575 stores in four states. Because of Polk County's location in central Florida between Orlando and Tampa and its accessibility to major interstate highways, Polk County is considered a major distribution location and has become a home for large transportation and distribution companies and related warehousing and supplies operations. The weather conditions, affordable labor pool and lifestyle amenities have attracted other major employers in the insurance servicing area and a variety of other industries.

         Manatee County is situated southwest of Polk County and just south of Tampa and St. Petersburg, Florida. Manatee and neighboring Sarasota County have experienced growth rates among the highest in the nation over the past several years. Local economies have been supported primarily by the services industry (which includes tourism). However, recent efforts have resulted in diversification into light manufacturing operations.

         Based on deposits at June 30, 1999, the Company ranked sixth among FDIC insured financial institutions operating in Polk County. The Company is the only remaining thrift institution based in Polk County and had a deposit market share of 7.3%. The Company ranked tenth in Manatee County among 22 FDIC insured financial institutions and had a deposit market share of 2.1%. The deposit markets in both of these counties are dominated by large regional banks that are headquartered outside of Florida.

         The Company's market area can be characterized as a market with moderate incomes, increasing wealth, and strong population growth, representing an attractive market that can be served by a community financial institution such as the Company.

         The Company faces strong competition in its attraction of deposits, which are its primary source of funds for lending, and in the origination of real estate, commercial and consumer loans. The Company's competition for deposits and loans historically has come from local and regional commercial banks and credit unions located in the Company's market area. The Company also competes with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and faces competition for investor funds from mutual fund accounts, short-term money funds and corporate and government securities.

         The Company competes for loans by charging competitive interest rates and loan fees, and emphasizing outstanding service for its customers. The Company offers consumer banking services such as checking and savings accounts, certificates of deposit, retirement accounts, overdraft protection, and consumer and mortgage loans. The Company also provides drive-up facilities and offers a debit card program. The Company has installed automated teller machines at all branches during the past year. The emphasis on outstanding service differentiates the Company in its competition for deposits. The Company offers overall market rates on deposits. Although the Company is the largest locally based financial institution in terms of deposit share in its primary market area, many of the regional commercial banking competitors of the Company offer a much broader array of services and products.

Lending Activities

         General. The Company primarily originates one- to four-family residential real estate loans, commercial real estate loans, consumer loans and other loans. Consumer loans consist primarily of direct and indirect automobile loans, home equity loans and lines of credit, and other consumer purpose loans. The Company's commercial real estate loans consist primarily of mortgage loans secured by small commercial office/retail space, warehouses and small and medium sized apartment buildings.
                                       3

Loan Portfolio Composition. The following table analyzes the composition of the Company's loan portfolio by loan category at the dates indicated.

                                                                    At September 30,
                                   -------------------------------------------------------------------------------------------------

                                             1999              1998                1997                1996                1995
                                       ---------------      -------------      -------------      -------------      ---------------
                                      Amount   Percent    Amount  Percent   Amount     Percent   Amount   Percent   Amount  Percent
                                      ------   -------    ------  -------   ------     -------   ------   -------   ------  -------
                                                                             (Dollars in thousands)
     Type of Loans:
     -------------
       Mortgage loans:

       Residential:

         Permanent.................   $276,115    65.6%  $244,667     68.3% $256,742    69.3%  $247,609     73.7%   $206,415  77.1%

         Construction..............     32,974     7.8     27,311      7.6    22,350     6.0     19,778      5.9       9,729   3.6

       Multi-family................      5,787     1.4      4,464      1.2     4,154     1.1      4,564      1.4       5,510   2.1

       Commercial real estate (1)..     21,157     5.0     17,217      4.8    12,282     3.3      8,562      2.5       4,260   1.6

       Land........................      9,548     2.3      6,796      1.9     6,153     1.7        779       .2         629    .2

       Consumer Loans:

         Home equity loans (2).....     22,545     5.4     13,137      3.7    18,310     4.9     18,361      5.5      18,396   6.9

         Auto loans................     42,181    10.0     34,795      9.7    43,504    11.7     30,911      9.2      19,307   7.2

         Other.....................     10,318     2.5      9,959      2.8     7,415     2.0      5,311      1.6       3,586   1.3
                                       -------   -----     ------    -----   -------   -----    -------    -----     ------- -----
       Total loans.................    420,625   100.0%   358,346    100.0%  370,910   100.0%   335,875    100.0%    267,832 100.0%
                                                 =====               =====             =====               =====             =====
       Less:

         Loans in process (3)......     19,774             17,013             12,589             12,072                5,060

         Deferred loan fees and
           unearned interest.......         --                159                137                 91                  195

         Allowance for loan losses.      2,941              2,564              2,633              2,385                1,902
                                       -------            -------            -------            -------              -------

       Total loans, net............   $397,910           $338,610           $355,551           $321,327             $260,675
                                       =======            =======            =======            =======              =======
       --------------------

     (1) Includes commercial loans of $1,374 in 1999, $1,083 in 1998 and $218 in 1997 which were not secured by real estate.
     (2)  Includes home equity lines of credit.
     (3)  Relates to construction loans.

         Loan Maturity Schedule. The following table sets forth the maturity or repricing of the Company's loan portfolio at September 30, 1999. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.

                                                              Commercial        Home         Auto and
                                                 Multi-       real estate      equity         other
                             Residential(1)      family        and land          loans        consumer       Total
                             --------------     --------    ---------------   ---------    -------------   -------
                                                             (In thousands)
 Amounts Due:
    Within 1 Year.......          $  64,668      $ 1,440          $6,916         $6,826        $3,576     $ 83,426
                                     ------        -----           -----          -----        ------      -------
    After 1 year:
      1 to 3 years......             14,708          930           3,173          1,336        12,892       33,039
      3 to 5 years......             19,528        1,048           5,713          2,843        26,194       55,326
      5 to 10 years.....             11,787          305           8,375          2,459         9,837       32,763
      10 to 20 years....             73,376        1,454           6,338          9,079            --       90,247
      Over 20 years.....            125,022          610             190              2            --      125,824
                                    -------        -----          ------         ------        ------      -------
    Total due after one year        244,421        4,347          23,789         15,719        48,923      337,199
                                    -------        -----          ------         ------        ------      -------
    Total amount due....          $ 309,089      $ 5,787        $ 30,705       $ 22,545      $ 52,499    $ 420,625
                                    =======        =====          ======         ======        ======      =======

 -----------------------
(1)  Includes $32,974 in construction loans.

     The following table sets forth the dollar amount of all loans due after September 30, 2000, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                                                  Floating or
                                                                Fixed Rates      adjustable rates         Total
                                                               --------------  --------------------    -----------
                                                                                 (In thousands)
               Residential..............................           $ 212,756         $ 31,665           $ 244,421
               Multi-family.............................               3,602              745               4,347
               Commercial real estate and land..........              23,541              248              23,789
               Home equity loans........................              15,719               --              15,719
               Auto and other consumer..................              48,923               --              48,923
                                                                    --------          -------            --------
                 Total..................................           $ 304,541         $ 32,658           $ 337,199
                                                                    ========          =======            ========

         Residential Lending. The Company's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Company's market area. The Company generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring private mortgage insurance. The Company will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, private mortgage insurance for the borrower is required on the amount financed in excess of 80%. The Company originates fixed rate and adjustable rate loans for retention in its portfolio. A mortgage loan originated by the Company, whether fixed rate or adjustable rate, can have a term of up to 30 years. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan.

         The majority of the Company's one- to four-family residential loans (both fixed rate and adjustable rate) are underwritten in accordance with Federal National Mortgage Association ("FNMA") guidelines, regardless of whether they will be sold in the secondary market. Substantially all of the Company's residential mortgages include "due on sale" clauses, which give the Company the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Property appraisals on real estate securing the Company's single-family residential loans are made by state certified and licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Company obtains title insurance policies on all first mortgage real estate loans originated. Borrowers generally advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for such items as real estate taxes and hazard insurance premiums and mortgage insurance premiums as they become due.

         Construction Lending. The Company is an active lender in the construction of one- to four-family homes. The residential construction loans are made both to individual homeowners for the construction of their primary residence and to local builders for the construction of pre-sold houses or houses that are being built for speculative purposes.

         As of September 30, 1999, 82% of all the Company's residential construction loans were made to individual homeowners. After the house is constructed, the loan terms are modified to terms that apply to permanent residential loans. The underwriting guidelines for the construction to permanent loans are the same as the permanent loans, but additional construction administration procedures and inspections are followed during the construction process to assure that satisfactory progress is being made prior to funding the construction draw requests.

         Construction lending is generally considered to involve a higher degree of credit risk than long term financing of residential properties. The Company's risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property after the project is completed prove to be inaccurate, we may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

         The Company limits its exposure for construction loans made to local builders through periodic credit analysis on the individual builder and a series of inspections throughout the construction phase. In addition, the Company limits the amount and number of loans made to an individual builder for the construction of pre-sold and speculative houses based on the financial strength of the builder.

         Commercial Real Estate and Other Loans. The Company originates commercial real estate mortgage loans and loans on multi-family dwellings and developed and undeveloped land. The Company's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. The average loan size is approximately $146,000 and typically are made with fixed rates of interest with five to ten year maturities, at which point the loan is repaid or the terms and conditions are renegotiated. Essentially all originated commercial real estate loans are within the Company's market area and all are within the State of Florida. The Company's largest commercial real estate loan had a balance of $1.6 million on September 30, 1999 and was secured by a professional office building. See also "Loans to

One Borrower." Typically, commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property.

         Commercial real estate, multi-family and land loans generally have a significantly greater risk than that which is involved with single family real estate lending. The repayment of these loans typically depends on the successful operations and income stream of the commercial real estate and the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial real estate lending generally requires substantially greater oversight efforts compared to residential real estate lending.

         Commercial Banking. To accomplish its mission to become a full service community bank, the Company has expanded its products and services offerings to the small to medium size businesses within its market area. Experienced personnel have been added within the past year and the Company's plans call for the hiring of additional personnel over the next few years to assist in reaching its objectives. New sales call programs, credit analysis guidelines, loan grading systems, technology upgrades and new products and services either have been implemented or are in the process of implementation. The Company plans to satisfy not only the borrowing needs of new prospective business customers, but plans to have the full complement of deposit services and customer services related to the checking, savings, and cash management needs of these businesses.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which is likely to be dependent upon the general economic environment). The Company's commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory, as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

         The Company recognizes the generally increased risks associated with commercial business lending. The Company's commercial business lending policy emphasizes  (1)  credit  file  documentation,  (2)  analysis  of the  borrower's character, (3) analysis of the borrower's capacity to repay the loan, (4) adequacy of the borrower's capital and collateral, and (5) evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis. The Company plans to expand its commercial business lending, subject to market conditions.

         The Company generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan. As of September 30, 1999, the commercial business loans ranged from $5,000 to $345,000, with an average committed balance outstanding of $50,000. All such loans are current and have performed in accordance with their terms.

         Consumer Loans. Consumer loans consist primarily of direct and indirect auto loans and home equity loans and credit lines. To a lesser extent, the Company originates unsecured lines of credit, loans secured by savings accounts and other consumer loans. Consumer loans are originated in the Company's market area and generally have maturities of up to 10 years. For savings account loans, the Company will lend up to 90% of the account balance.

         Consumer loans have a shorter term and generally provide higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between average loan yield and costs of funds and at the same time improve the matching of the rate sensitive assets and liabilities.

         Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Even for consumer loans secured by real estate the risk to the Company is greater than that inherent in the single family loan portfolio in that the security for consumer loans is generally not the first lien on the property and ultimate collection of amounts due may depend on whether any value remains after collection by a holder with a higher priority than the Company. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans after a default.

         At September 30, 1999, 76% of the Company's automobile loans outstanding were loans originated through local automobile dealerships. Although this type of lending generally carries a greater risk factor, the Company has experienced personnel to handle this type of lending. The dealer arrangements are limited primarily to a few local dealers where long term relationships have been established and the loans acquired typically are those made to higher credit quality borrowers.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of September 30, 1999, the Company's largest aggregation of loans to one borrower was $5.3 million, consisting of fifteen loans secured primarily by commercial warehouses, in the Lakeland, Florida area, which was within the Company's legal lending limit to one borrower of $7.3 million at such date. At September 30, 1999, the loans were current.

         Loan Solicitation and Processing. The Company's customary sources of mortgage loan applications include repeat customers, walk-ins, and referrals from home builders and real estate brokers. Commercial customer relationships are developed through the officer call program and from referrals developed through the branch network.

         After receiving a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, the Company's staff analyze the loan applications and the property involved. Officers and lenders are granted lending authority based on the loan types that they work with and their level of experience. An officers' loan committee approves loans exceeding individual authorities, with the Executive Committee approving loans between $500,000 and $1 million, and the full Board of Directors approving loans in excess of $1 million.

         Loan applicants are promptly notified of the decision of the Company by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to the Company, tax escrow and the notice of requirement of insurance coverage to be maintained to protect the Company's interest. The Company requires title insurance on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan.

         Loan Commitments. The Company generally grants commitments to fund fixed and adjustable-rate single family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of the Company's commitments to extend credit as of September 30, 1999, 1998 and 1997 were $2.3 million, $2.7 million and $3.7 million, respectively.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Company may charge loan origination and commitment fees for originating or purchasing certain loans. Since most loans are originated without points being charged, the Company has assessed customers certain fees related to underwriting and document preparation. The Company believes these fees are just slightly above the costs to originate the loans. Therefore, the net deferred fees are minimal and deferrals have an immaterial effect on operating results.

         The Company also receives other fees and charges relating to existing loans, which include late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

Non-performing Loans and Problem Assets

         Collection Procedures. The Company's collection procedures provide that when a loan is 15 days delinquent, the borrower is notified. If the loan becomes 30 days delinquent, the borrower is sent a written delinquent notice requiring payment. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. In certain instances, the Company may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs and the Company attempts to work with the borrower to establish a repayment schedule to cure the delinquency. As to mortgage loans, if the borrower is unable to cure the delinquency or reach a payment agreement with the Company within 90 days, the Company will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which the Company may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold or otherwise disposed of by the Company. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses.

         As to commercial related loans, the main thrust of the Company's collection efforts is through telephone contact and a sequence of collection letters. If the Company is unable to resolve the delinquency within 90 days or in some situations shorter time periods, the Company will pursue all available legal remedies. The Company's commercial lenders are required to evaluate each assigned account on a case-by-case basis, within the parameters of the Company's policies.

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 1999, the Company had $830,000 of loans that were held on a non-accrual basis; held three residential properties as REO with a net book balance of $15,000; and $188,000 in other non-performing assets consisting primarily of repossessed vehicles.

         Non-Performing Assets. The following table provides information regarding the Company's non-performing loans and other non-performing assets as of the end of each of the last five fiscal years. As of each of the dates indicated, the Company did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 114.


                                                                           At September 30,
                                                    -----------------------------------------------------------
                                                         1999        1998        1997         1996        1995
                                                         ----        ----        ----         ----        ----
                                                                      (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential.................................        $    581    $   445      $ 1,624     $   654     $   605
  Multi-family................................              --         --           --          --          --
  All other mortgage loans....................             103         --          491         491         584
Consumer loans:
  Home equity loans...........................              --         --           --          --          --
  Other consumer..............................                        391          199          39          17
                                                           ---        ---        -----       -----       -----
                                                           146
                                                           ---        ---        -----       -----       -----
Total.........................................        $    830    $   836      $ 2,314     $ 1,184     $ 1,206
                                                           ===        ===        =====       =====       =====
Accruing loans which are contractually past
  Due 90 days or more:
Mortgage loans:
  Residential ................................        $     --   $     --      $    --     $    --     $    --
  Multi-family................................              --         --           --          --          --
  All other mortgage loans....................              --         --           --          --          --
Consumer loans:
  Home equity and second mortgages............              --         --           --          --          --
  Other consumer..............................                         --           --          --
                                                         -----       ----       ------      ------      ------
Total.........................................        $     --   $     --      $    --     $    --     $    --
                                                         =====       ====       ======      ======      ======
Total non-performing loans....................        $    830   $    836      $ 2,314     $ 1,184     $ 1,206
                                                         =====       ====       ======      ======      ======
Real estate owned.............................        $     15   $    403      $    67     $     8     $   337
                                                         =====       ====       ======      ======      ======
Other non-performing assets...................        $    188   $     91      $   104     $    42     $    11
                                                        ======      =====       ======      ======      ======
Total non-performing assets...................        $  1,033   $  1,330      $2,485      $ 1,234     $ 1,554
                                                        ======      =====       ======      ======      ======
Total non-performing loans to net loans.......             .21%       .25%         .65%        .37%        .46%
                                                           ===        ===          ===         ===         ===
Total non-performing loans to total assets....             .17%       .20%         .49%        .27%        .28%
                                                           ===        ===          ===         ===         ===
Total non-performing assets to total assets...             .21%       .32%         .53%        .28%        .36%
                                                           ===        ===          ===         ===         ===

         The increase in non-accrual loans during the year ended September 30, 1997 was attributable primarily to $698,000 in residential construction loans which were placed in non-accrual status after the builder declared bankruptcy. During the year ended September 30, 1998, the Company foreclosed on and sold the properties securing the loans which consisted of six individual houses. During fiscal year 1998, the Company also resolved foreclosure and counterclaim litigation relating to a $491,000 loan secured by a retail strip shopping center. In connection with the settlement of this litigation, the Company received payments totaling $348,000 from the borrower and charged off the remainder of its investment. As a result of these events, total non-performing assets declined to $1.3 million at September 30, 1998 from $2.5 million at September 30, 1997. There were no unusual or significant items that existed as of September 30, 1999 or occurred during fiscal 1999.

         During the year ended September 30, 1999 and 1998, approximately $57,000 and $71,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods.

         Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off. This allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management. In addition, each loan that exceeds $500,000 and each group of loans to one borrower that exceeds $500,000 is monitored more closely due to the potentially greater losses from such loans.

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At September 30, 1999 the classified assets were (in thousands):

                 Special mention................     $ 1,012
                 Substandard....................       1,033
                 Doubtful.......................          --
                                                       -----
                      Total.....................     $ 2,045
                                                       =====
         Allowance for Loan Losses and REO. The Company segregates the loan portfolio for loan losses into the following categories: residential real estate, multi-family real estate, commercial real estate, commercial loans, land loans, home equity loans and lines of credit, automobile loans (including both direct and dealer originated loans) and other consumer loans. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based on historical analyses and other factors. A portion of the allowance is calculated for inherent losses which exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors that do not lend themselves to exact mathematical calculations such as:

o    trends in delinquencies and nonaccruals;
o    trends in volume, terms and portfolio mix;
o    new credit products;
o    changes in lending policies and procedures;
o    changes in the outlook for the local, regional and national economy; and
o    peer group comparisons.

         At least quarterly, the Company's management evaluates the need to establish reserves against losses on loans and other assets based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters:

o    the estimated market value of the underlying collateral of problem loans;
o    prior loss experience;
o    economic conditions; and
o    overall portfolio quality.

         Provisions for losses are charged against earnings in the period they are established. The Company had $2.9 million in allowances for loan losses at September 30, 1999.

         While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly adjust its allowance for loan losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause the Company to significantly increase its allowance for loans losses, therefore negatively affecting the Company's financial condition and earnings.

         In making loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         During 1999, the Company's net charge-offs decreased to $163,000 from $474,000 in 1998. The higher level of charge-offs in 1998 related primarily to loans to two borrowers. One loan was secured by a small shopping center that the Company had been litigating for several years. Final resolution and repayment of the loan occurred in 1998 with the Company incurring a loss approximating $140,000. Another large charge-off involved loans made to a local builder for the construction of single family houses. The Company foreclosed on the properties and recognized a charge-off of $64,000 in 1998. See further discussion of these loans under "Non-Performing Assets."

         It is the Company's policy to review its loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. Additionally, the Company maintains a program of reviewing loan applications prior to making the loan and immediately after loans are made in an effort to maintain loan quality.

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                           At September 30,
                                                   -----------------------------------------------------------------
                                                      1999         1998         1997         1996          1995
                                                      ----         ----         ----         ----          ----
                                                                        (Dollars in thousands)

Allowance balance, beginning of period........      $  2,564     $  2,633     $  2,385     $  1,902      $  1,902
                                                     -------      -------      -------      -------       -------
Provision for loan losses.....................           540          405          317          600            75
                                                     -------      -------      -------      -------       -------
Charge-offs:
  Residential.................................           (37)        (218)         (19)         (70)          (55)
  Commercial real estate......................            --         (146)         (12)          --            --
  Consumer....................................          (214)        (110)         (38)         (49)          (20)
                                                     -------      -------      -------      -------       -------
Total charge-offs.............................          (251)        (474)         (69)        (119)          (75)
Recoveries....................................            88            --          --            2            --
                                                     -------      -------      -------      -------       -------
Net (charge-offs) recoveries..................          (163)        (474)         (69)        (117)          (75)
                                                     -------      -------           --          ---            --
Allowance balance, end of period..............      $  2,941     $  2,564     $  2,633     $  2,385      $  1,902
                                                     =======      =======      =======      =======       =======
Total loans outstanding.......................      $397,910     $338,610     $355,551     $321,327      $260,675
                                                     =======      =======      =======      =======       =======
Average loans outstanding.....................      $368,513     $339,218     $339,992     $288,901      $261,259
                                                     =======      =======      =======      =======       =======
Allowance for loan losses as a percent of
    total loans outstanding...................           .74%         .76%         .74%         .74%          .73%
Net loans charged off as a percent of average
    loans outstanding.........................           .04%         .14%         .02%         .04%          .03%

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation allowance applicable to the entire loan portfolio.


                                                                             At September 30,
                           ---------------------------------------------------------------------------------------------------------
                                  1999                1998                 1997                 1996                  1995
                                 -------            --------             --------              -------              --------
                                    Percent of           Percent of          Percent of           Percent of              Percent of
                                     loans to             loans to            loans to             loans to                loans to
                           Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans    Amount  total loans
                           ------   -----------  ------  ----------- ------ -----------   ------  -----------    ------  -----------
                                                                      (Dollars in thousands)
At end of period
allocated to:
Residential .............   $1,689     73.4%   $1,564     75.9%     $1,523     75.3%     $1,491      79.6%       $1,301       71.2%
Multi-family ............       37      1.4        33      1.2          31      1.1          34       1.4            41        3.4
Commercial real
estate and land .........      289      7.3       206      6.7         251      5.0         234       2.7            56        3.8
Consumer ................      926     17.9       761     16.2         828     18.6         626      16.3           504       21.6
                             -----   ------     -----   ------       -----   ------       -----    ------         -----     ------
Total allowance .........   $2,941   100.00%   $2,564   100.00%     $2,633   100.00%     $2,385    100.00%       $1,902     100.00%
                             =====   ======     =====   ======       =====   ======       =====    ======         =====     ======

Investment Activities

         General. Federally chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies (including securities collateralized by mortgages), certain certificates of deposits of insured banks and savings institutions, municipal securities, corporate debt securities and loans to other banking institutions.

         The Company maintains liquid assets which may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending on the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At September 30, 1999, the Company had an investment securities portfolio of $80.9 million (16.2% of total assets).

         Investment Policies. The investment policy of the Company, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Company's lending activities. The policy provides for available for sale, held to maturity and trading classifications. However, the Company does not currently use a trading classification and does not anticipate doing so in the future. The policy permits investments in high credit quality instruments with diversified cash flows while permitting the Company to maximize total return within the guidelines set forth in the Company's interest rate risk and liquidity management policy. Permitted investments include but are not limited to U. S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, mortgage-backed securities and collateralized mortgage obligations guaranteed by government or government-sponsored agencies, investment grade corporate debt securities, and commercial paper. The Company also invests in FHLB overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

         The policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high risk mortgage derivative products (as defined within its policy) without prior approval from the Board of Directors. Management must demonstrate the business advantage of such investments. In addition, the policy limits the maximum amount of the investment in a specific investment category. The Company does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, the Company does not invest in securities which are not rated investment grade.

         The Board through its Investment and Asset Liability Committee ("ALCO") has charged the Chief Financial Officer to implement the policy. All transactions are reported to the Board of Directors monthly, with the entire portfolio reported quarterly, including market values and unrealized gains (losses).

         Investment Securities. The Company maintains a portfolio of investment securities, classified as either available for sale or held to maturity, to enhance total return on investments. At September 30, 1999, the Company's investment securities included U.S. government agency obligations with varying characteristics as to rate, maturity and call provisions, corporate bonds, and municipal bonds. Callable agency securities, representing 76% of the Company's U.S. government agency obligations at September 30, 1999, could reduce the Company's investment yield if these securities are called prior to maturity.

         Mortgage-backed Securities. The Company invests in mortgage-backed securities to provide earnings, liquidity, cash flows, and diversification to the Company's overall balance sheet. These mortgage-backed securities are classified as either available for sale or held to maturity. These securities are participation certificates issued and guaranteed by the Government National Mortgage Association ("GNMA"), the FNMA and the Federal Home Loan Mortgage Corporation ("FHLMC") and secured by interest in pools of mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Company focuses its investments on mortgage-backed securities secured by single-family mortgages.

         Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the security holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         Collateralized Mortgage Obligations ("CMOs"). The Company also invests in CMOs, issued or sponsored by FNMA, FHLMC or private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in CMOs allows the Company to moderate reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage-backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         Corporate Bonds. Corporate bonds (including capital trust securities) generally have long-term maturities, but include call provisions at earlier dates (generally after seven to ten years). The call provisions usually contain a premium price to exercise the call feature. The Company has invested in these longer maturity bonds and securities with fixed rates of interest to provide higher yields to protect part of its assets from the possible decline in interest rates over the life of the bond. Although interest rates may rise over the life of these securities, management believes these securities provide a good complement to those assets (loans and investments) which are subject to periodic principal repayments and payoffs before contractual maturities.

         Municipal Bonds. Municipal bonds have maturities from 12 to 20 years with premium call provisions after seven to ten years. These bonds are exempt from federal income taxes, therefore, have lower stated interest rates. All municipal bonds owned by the bank have fixed rates of interest. The yields included in the investment tables reflect the tax equivalent yields for the municipal bonds.

Other Securities. Other securities owned by the Company, but not necessarily included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned consist of a $4.5 million investment in FHLB of Atlanta common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Atlanta, ownership of FHLB of Atlanta common shares is required. The remaining securities provide diversification and complement the Company's overall investment strategy.

         The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated.


                                                                             At September 30,
                                                                --------------------------------------------
                                                                      1999           1998            1997
                                                                ------------     ------------   ------------
                                                                              (In thousands)
          Securities held to maturity:
          ----------------------------
           U.S. government agency securities...............          $ 4,000         $ 8,998        $27,993
           Collateralized mortgage obligations.............            8,724           9,738          9,819
                                                                      -------         ------         ------
           Total securities held to maturity...............           12,724          18,736         37,812
                                                                      -------         ------         ------
          Securities available for sale (at fair value):
          ----------------------------------------------
          U.S. government agency securities ...............           20,513          24,711         31,126
          Collateralized mortgage obligations..............            7,420           3,229             --
          Mortgage-backed securities.......................           28,316          14,285          5,635
          Corporate bonds..................................            6,718              --             --
          Municipal bonds                                              5,185              --             --
                                                                      ------          ------         ------
          Total securities available for sale..............           68,152          42,225         36,761
                                                                      ------          ------         ------
           Total ..........................................          $80,876         $60,961        $74,573
                                                                      ======         =======         ======

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment securities portfolio at September 30, 1999.

                                                                       At September 30, 1999
                                 ---------------------------------------------------------------------------------------------------
                                One Year or Less One to Five Years Five to Ten Years More than Ten Years Total Investment Securities
                                ---------------- ----------------- ----------------- ------------------- ---------------------------
                                 Carrying Average  Carrying Average  Carrying Average Carrying  Average Carrying  Average    Market
                                  value    yield     value   yield     value   yield    value    yield   value     yield      value
                                 -------- ------   --------  ------- -------- ------- --------  ------- --------  --------   -----


U.S. government agency
  securities..................     $4,000  4.85%  $ 8,247    6.15%   $12,266    7.60%      --      --     $24,513     6.67%  $24,470

Collateralized mortgage
  obligations.................      8,000  5.55       724    5.80      2,353    6.81   $5,067    5.87%     16,144     5.84    15,942

Mortgage-backed securities ...      3,754  5.57                        5,468    6.19   19,094    7.13      28,316     6.75    28,316

Corporate bonds...............          -     -     1,987    6.56        954    6.68    3,777    7.29       6,718     7.00     6,718

Municipal bonds...............          -     -        -        -          -       -    5,185    6.21       5,185     6.21     5,185
                                   ------  ----    ------             ------           ------              ------              -----
  Total.......................    $15,754  5.38%  $10,958    6.20%   $21,041    7.10% $33,123    6.81%    $80,876     6.53%  $80,631
                                   ======  ====    ======    ====     ======    ====   ======    ====      ======    =====    ======

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. Borrowings (principally from the FHLB) are used to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowing, the Company derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

         Deposits. The Company offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         The Company's current deposit products include certificate accounts ranging in terms from 90 days to five years as well as checking, savings and money market accounts. Individual retirement accounts (IRAs) are included in these accounts, depending on the customers investment preference.

         Deposits are obtained primarily from residents of Polk and Manatee Counties. The Company attracts deposit accounts by offering outstanding service, competitive interest rates, and convenient locations and service hours. The Company uses traditional methods of advertising to attract new customers and deposits, including radio, cable television, direct mail and print media advertising. The Company does not utilize the services of deposit brokers and management believes that an insignificant number of deposit accounts are held by non-residents of Florida.

         The Company pays interest on its deposits which are competitive in its market. Interest rates on deposits are set weekly by senior management, based on a number of factors, including:

o    projected cash flow;
o a current survey of a selected group of competitors' rates for similar products;
o    external data which may influence interest rates;
o    investmentopportunities and loan demand; and
o    scheduled certificate maturities and loan and investment repayments.

         Because of the large percentage of certificate accounts in the deposit portfolio (71.3% at September 30, 1999), the Company's liquidity could be reduced if a significant amount of these accounts, maturing within a short period of time, were not renewed. A significant portion of the certificate accounts remain with the Company after they mature and the Company believes that this will continue. However, the need to retain these accounts could result in an increase in the Company's cost of funds.

         Deposits in the Company as of September 30, 1999, were represented by various deposit programs described below.

                                                                     Minimum           Balance at         Percentage of
Category                    Term             Interest Rate(1)     Balance Amount    September 30, 1999    Total Deposits
--------                    ----             ----------------     --------------    ------------------    --------------

                                                                                   (In thousands)

Checking accounts           None                      0-2.05%                              $40,583            12.0%
Savings accounts            None                        1.66%                               32,826             9.7
Money market accounts                                  4. 50%(2)                            23,997             7.0

Certificate accounts:
All other CD's                                        Various           $    500             7,200             2.1
Fixed term, fixed rate      4 -  6 months              4.85%            $    500            25,811             7.6
Fixed term, fixed rate      7 - 12 months              5.15%            $    500            53,840            15.9
Fixed term, fixed rate     13 - 24 months              5.40%            $    500            37,032            10.9
Fixed term, fixed rate     25 - 36 months              5.40%            $    500            16,889             5.0
Fixed term, fixed rate     37 - 60 months              5.40%            $    500            49,113            14.5
Jumbo certificates                            Same as above             $100,000            51,933            15.3

            Total                                                                         $339,224           100.0%
                                                                                          ========           =====

---------------
(1)  Interest rate offerings as of September 30, 1999.
(2)  Tiered-rate shown is for highest tier.

         The following table sets forth the certificate accounts in the Company classified by interest rate as of the dates indicated.

                                                              At September 30,
                                                 ----------------------------------------
                                                    1999            1998           1997
                                                    ----            ----           ----
                                                             (In thousands)
Interest Rate

4.00-4.99%.....................................   $112,560        $ 31,676       $ 9,293


5.00-5.99%.....................................     79,323         166,610       228,331


6.00-6.99%.....................................     47,903          60,964        92,676

7.00-7.99%.....................................      2,032           2,132         2,696
                                                  --------        --------      --------

  Total........................................   $241,818        $261,382      $332,996
                                                  ========        ========      ========

         The following table sets forth the amount and maturities of time deposits at September 30, 1999.

                                                                   Amount Due
                                ------------------------------------------------------------------------------------
                                                                                        After
                                September 30,     September 30,   September 30,     September 30,
  Interest Rate                       2000             2001              2002              2003            Total
-----------------               -------------     -------------   -------------     -------------
                                                           (In thousands)

  4.00-4.99%..............         $ 89,733           $19,973            $1,059           $1,795          $112,560
  5.00-5.99%..............           48,023            15,756             7,426            8,118            79,323
  6.00-6.99%..............           23,214             2,606            21,087              996            47,903
  7.00-7.99%..............            2,032                --                --               --             2,032
                                   --------           -------           -------          -------          --------
    Total                          $163,002           $38,335           $29,572          $10,909          $241,818
                                   ========           =======           =======          =======          ========



         The following table shows the amount (in thousands) of the Company's certificate accounts of $100,000 or more by time remaining until maturity as of September 30, 1999.

                                                                   Certificate
Maturity Period                                                      accounts
---------------                                                      --------
Within three months................................                   $6,753
Three through six months...........................                    7,690
Six through twelve months..........................                   17,193
Over twelve months.................................                   24,182
                                                                     -------
                                                                     $55,818
                                                                     =======


         The following table sets forth the deposit activities of the Company for the periods indicated:

                                                                           Years ended September 30,
                                                                  ---------------------------------------------
                                                                     1999            1998            1997
                                                                     ----            ----            ----
                                 (In thousands)
     Net increase (decrease) before interest credited.......       $ (26,121)         $(34,967)        $11,843
     Deposits sold in January 1998..........................               --          (55,498)             --
     Interest credited......................................          13,165            12,931          13,687
                                                                   ---------          --------         -------
     Net increase (decrease) deposits.......................       $ (12,956)         $(77,534)        $25,530
                                                                   =========          ========         =======


         After reviewing its funding alternatives and related costs in 1998, the Company decided to reduce its premium pricing on certain certificate accounts and began pricing other deposit accounts more competitively to reduce the Company's overall cost of funds. Accordingly, the Company experienced a significant reduction in deposit balances, primarily in certificate accounts, for 1998.

         Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. The Company, as the need arises or in order to take advantage of funding opportunities, may borrow funds in the form of advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Company's stock in the FHLB and a portion of the Company's residential mortgage loans and may be secured by other assets (principally securities which are obligations of or guaranteed by the U.S. Government). The Company typically has funded loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Company in recent years has utilized FHLB advances to supplement these sources and as a match against certain assets in order to better manage interest rate risk. See Note 7 to Notes to Financial Statements.

Subsidiary Activity

         The Company is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. Other than the Bank, the Company does not have any subsidiaries.

Personnel

         As of September 30, 1999 the Company had 155 full-time employees and 18 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Legal Proceedings

         The Company, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at September 30, 1999 that would have a material effect on our operations or income.



                                   Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate allowance for loan losses.

         The OTS regularly examines the Bank and prepares reports to the Bank's board of directors on deficiencies, if any, found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company and the Bank, and their operations.

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF ("SAIF") insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank's capital ratios are set forth in Footnote 10 to the consolidated financial statements.

         Tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital is comprised of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         OTS rules require a deduction from capital for institutions with certain levels of interest rate risk. The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, deducted from an institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Federal savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule. However, the OTS may require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based on its level of interest rate risk as compared to its peers.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings institutions are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings institution or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to certain operating restrictions. If we maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities and other mortgage-related investment, and otherwise qualify as a QTL, we will have full borrowing privileges from the FHLB of Atlanta. The required percentage these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets. Certain assets are subject to a percentage limitation of 20% of portfolio assets. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months.

         Transactions With Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institution as affiliates on a case-by-case basis.

         Liquidity Requirements. All federal savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. Depending on economic conditions and savings flows of all savings institutions, the OTS can vary the liquidity requirement from time to time between 4% and 10%. Monetary penalties may be imposed on institutions for liquidity requirement violations.

         Federal Home Loan Bank System. We are a member of the FHLB of Atlanta, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

         As a member, we are required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances. We are in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non-personal certificate accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OTS liquidity requirements.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Regulation of the Company

         General. The Company is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners' Loan Act ("HOLA"). The Company is required to register and file reports with the OTS and will be subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. The OTS can restrict or prohibit activities that it determines to be a serious risk to the Company. This regulation is intended primarily for the protection of the depositors and not for the benefit of you, as stockholders of the Company.

         Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured savings institution. No person may acquire control of a federally insured savings institution without providing at least 60 days written notice to the OTS and giving the OTS an opportunity to disapprove the proposed acquisition.

         Recent Developments - Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities, and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

Item 2.  Description of Property
--------------------------------

The Company's executive offices are located at 205 East Orange Street in Lakeland, Florida. The Company conducts its business through nine offices, which are located in Polk and Manatee Counties in Florida. The following table sets forth the location of each of the Company's offices, the year the office was opened and the net book value 9in thousands) of each office and its related equipment.

                                                                                     Net book
                                                Year facility                        value at
                                                  opened or           Leased or    September 30,
Building/Office Location                          acquired              owned          1999
------------------------                          --------              -----          ----
Main Office/Corporate Headquarters                  1957                 Owned       $ 2,463
Branch Offices:
  Grove Park                                        1961                 Owned           215
  Highlands                                         1972                 Owned           619
  Interstate                                        1985                 Owned           473
  Winter Haven North                                1978                 Owned           556
  Winter Haven South                                1995                 Owned           818
  West Bradenton                                    1989                 Owned           709
  Cortez (Bradenton)                                1972                Leased(1)         95
  Scott Lake                                        1997                 Owned           606
Operations Center                                   1964                 Owned           281

-----------------
(1) This is a five-year lease that terminates December 31, 2003, but has two three-year renewal options.

         As of September 30, 1999, the net book value of land, buildings, furniture and equipment owned by the Company, less accumulated depreciation, totaled $6.8 million.

Item 3.  Legal Proceedings
--------------------------

         From time to time the Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, neither the Company nor the Bank are a party to any material pending legal proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

                                     PART II

Item    5. Market for the  Registrant's  Common  Equity and Related  Stockholder
--------------------------------------------------------------------------------
           Matters
           -------

         Page 3 of the 1999 Annual Report to Stockholders ("Annual Report") is herein incorporated by reference.

Item 6.  Selected Financial Data
--------------------------------

         Pages 4 and 5 of the Annual Report to Stockholders are herein incorporated by reference.

Item    7.  Management's  Discussion  and  Analysis of Financial  Condition  and
--------------------------------------------------------------------------------
            Results of Operations
            ---------------------

         Pages 6 through 18 of the Annual Report to Stockholders are herein incorporated by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         Pages 6 through 8 of the Annual Report to Stockholders are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         Pages 19 through 44 of the Annual Report to Stockholders are herein incorporated by reference.

Item    9. Changes in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
           Financial Disclosure
           --------------------

         Not applicable.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 28, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Executive Compensation
--------------------------------

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 28, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 28, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

        No information was required to be reported by the Company under Item 404 of Regulation S-K for the fiscal year ended September 30, 1999.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

 (a) (1) Financial Statements:

         The following information appearing in the Registrant's Annual Report to Stockholders for the year ended September 30, 1999, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                                                 Pages in annual
                                                                                                  report section
                                                                                                  --------------
Consolidated Statements of Financial Condition at September 30, 1999 and 1998....................        20
Consolidated Statements of Earnings for the years ended
   September 30, 1999, 1998 and 1997.............................................................        21
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income
   for the years ended September 30, 1999, 1998 and 1997.........................................        22
Consolidated Statements of Cash Flows for the years ended
   September 30, 1999, 1998 and 1997.............................................................        23
Notes to Consolidated Financial Statements.......................................................        24
Report of Independent Auditors...................................................................        45


(a) (2) Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

(a) (3) Exhibits:

          Exhibit
          Number                             Document
          ------                             --------
           3(i)              Charter of FloridaFirst Bancorp*
           3(ii)             Bylaws of FloridaFirst Bancorp*
             4               Specimen Stock Certificate of FloridaFirst Bancorp*
           10.1              Employment Agreement with Gregory C. Wilkes*
           10.2              Form of Employment Agreement with Four Employees of the Bank*
           10.3              1999 Stock Option Plan
           10.4              Restricted Stock Plan
            13               Annual Report to Security Holders
            21               Subsidiaries of Registrant (See Item 1 - Description of the Business - Subsidiary
                             Activity)
            27               Financial Data Schedule (in electronic filing only)


* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on December 18, 1998 (File No. 333-69239)


(b)      Reports on Form 8-K:

          The following reports on Form 8-K were filed by the Company during the period covered by this report.

          Date of Report            Subject
          --------------            -------

        October 25, 1999   Stock Repurchase Plan - OTS approval

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FLORIDAFIRST BANCORP


 Date: December 28, 1999              By:  /s/Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Gregory C. Wilkes                                 /s/Kerry P. Charlet
-------------------------------------                --------------------------------------------
Gregory C. Wilkes                                    Kerry P. Charlet
President and Chief Executive Officer                Senior Vice President and Chief
                                                     Financial Officer
                                                     (Principal Financial and Accounting Officer)


/s/Charles W. Bovay                                  /s/Nis H. Nissen, III
-------------------------------------                --------------------------------------------
Charles W. Bovay                                     Nis H. Nissen, III
Chairman of the Board                                Director


/s/Robert H. Artman                                  /s/Rudy H. Thornberry
-------------------------------------                --------------------------------------------
Robert H. Artman                                     Rudy H. Thornberry
Director                                             Director


/s/Llewellyn N. Belcourt                             /s/G. F. Zimmermann, III
-------------------------------------                --------------------------------------------
Llewellyn N. Belcourt                                G. F. Zimmermann, III
Director                                             Director

/s/Stephen A. Moore, Jr.
-------------------------------------
Stephen A. Moore, Jr.
Director
