Form 10-Q
period 1999-12-31
FLORIDAFIRST BANCORP
filed 2000-02-14
CIK 1075083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1999
                               ----------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   -----------------------

                        Commission file number 000-25693
                                               ---------

                              FLORIDAFIRST BANCORP
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        United States                             59-3545582
(State or other jurisdiction of          (I.R.S. employer identification no.)
incorporation or organization)

205 East Orange Street, Lakeland, Florida        33801-4611
--------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code    (863) 688-6811
                                                   -----------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 9, 2000.

             Class                                       Outstanding
------------------------------------                   ----------------
$.10 par value common stock                            5,400,875 shares

                              FLORIDAFIRST BANCORP
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                         Page
                                                                         Number
                                                                         ------

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
             FLORIDAFIRST BANCORP

Item 1.  Financial Statements and Notes Thereto......................... 1
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................... 6
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...... 13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................. 14
Item 2.  Changes in Securities.......................................... 14
Item 3.  Defaults upon Senior Securities................................ 14
Item 4.  Submission of Matters to a Vote of Security Holders............ 14
Item 5.  Other Information.............................................. 14
Item 6.  Exhibits and Reports on Form 8-K............................... 15

SIGNATURES.............................................................. 16

                              FLORIDAFIRST BANCORP
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                   December 31, September 30,
ASSETS                                                                               1999           1999
                                                                                --------------- --------------
                                                                                        (In thousands)
Cash and cash equivalents                                                          $   5,615    $   2,598
Investment securities available for sale, at fair value                               77,648       68,152
Investment securities held to maturity, market value
    $12,495 and $12,479                                                               12,686       12,724
Loans receivable, net of allowance for loan losses of
    $2,987 and $2,941                                                                408,873      397,910
Premises and equipment, net                                                            7,000        6,818
Federal Home Loan Bank stock, at cost                                                  6,043        4,475
Other assets                                                                           5,603        5,681
                                                                                   ---------    ---------
                     Total assets                                                  $ 523,468    $ 498,358
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                           $ 337,063    $ 339,224
Federal Home Loan Bank advances                                                      120,850       87,600
Other borrowings                                                                       2,867        4,872
Other liabilities                                                                      3,598        5,325
                                                                                   ---------    ---------
                     Total liabilities                                               464,378      437,021
                                                                                   ---------    ---------

Commitments and contingencies

Stockholders' equity:
    Common stock, $ .10 par value, 18,000,000 shares authorized,
         5,752,875 outstanding                                                           575          575
    Additional paid-in capital                                                        25,085       25,124
    Retained income                                                                   39,889       39,037
    Treasury stock, at cost, 314,000 and -0- shares                                   (2,859)        --
    Unallocated shares held by the ESOP                                               (1,838)      (2,163)
    Accumulated other comprehensive income (loss)                                     (1,762)      (1,236)
                                                                                   ---------    ---------
                     Total stockholders' equity                                       59,090       61,337
                                                                                   ---------    ---------
                     Total liabilities and stockholders' equity                    $ 523,468    $ 498,358
                                                                                   =========    =========

See accompanying notes to unaudited condensed consolidated financial statements

                              FLORIDAFIRST BANCORP
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                For the three months ended
                                                        December 31,
                                                        1999     1998
                                                       ------   ------
                                         (In thousands, except per share amount)
Interest income:
Loans                                                  $7,581   $6,875
Investments and other                                   1,560      960
                                                       ------   ------
       Total interest income                            9,141    7,835
                                                       ------   ------
Interest expense:
Deposits                                                3,607    3,904
Federal Home Loan Bank advances and other borrowings    1,417      379
                                                       ------   ------
       Total interest expense                           5,024    4,283
                                                       ------   ------
Net interest income                                     4,117    3,552
Provision for loan losses                                 120      150
                                                       ------   ------
Net interest income after provision for loan losses     3,997    3,402
                                                       ------   ------
Other income:
Fees and service charges                                  337      281
Gain (loss) on sale of assets                              22        1
Other, net                                                 87       39
                                                       ------   ------
       Total other income                                 446      321
                                                       ------   ------
Other expenses:
Compensation and employee benefits                      1,555    1,424
Occupancy and equipment costs                             437      447
Marketing                                                 187      134
Data processing costs                                     129      126
Federal insurance premiums                                 50       58
Other                                                     681      511
                                                       ------   ------
       Total other expenses                             3,039    2,700
                                                       ------   ------
Income before income taxes                              1,404    1,023
Income taxes                                              493      379
                                                       ------   ------
NET INCOME                                             $  911   $  644
                                                       ======   ======
Basic earnings per share (1)                           $ 0.17      N/A
                                                       ======   ======
Weighted average number of shares outstanding (1)       5,448      N/A
                                                       ======   ======

(1) FloridaFirst converted to a stock company on April 6, 1999. Earnings per share and weighted average shares outstanding are not shown for December 31, 1998 since no shares were outstanding in that period.

See accompanying notes to unaudited condensed consolidated financial statements.

                              FLORIDAFIRST BANCORP
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     For The Three Months
                                                                                     Ended December 31,
                                                                                     1999         1998
                                                                                     ----         ----
                                                                                     (In thousands)
Operating activities:
Net income                                                                         $    911    $    644
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
    Provision for loan losses                                                           120         150
    Depreciation                                                                        175         177
    Decrease in other assets                                                            458         510
    Decrease in other liabilities                                                    (1,402)       (867)
                                                                                   --------    --------
         Net cash provided by operating activities                                      262         614
                                                                                   --------    --------
Investing activities:
Proceeds from calls, maturities and repayment of investment securities                7,234      10,236
Increase in loans, net                                                              (11,152)    (14,114)
Purchase of investments available for sale                                          (17,529)     (5,655)
Purchase of FHLB stock                                                               (1,568)       --
Purchases of premises and equipment                                                    (382)       (196)
Proceeds on sale of premises and equipment                                               25        --
                                                                                   --------    --------
         Net cash used in investing activities                                      (23,372)     (9,729)
                                                                                   --------    --------
Financing activities:
Net decrease in deposits                                                             (2,161)     (4,164)
Net increase in FHLB advances                                                        33,250      20,000
Net decrease in other borrowings                                                     (2,005)       --
Payments to acquire treasury stock                                                   (2,859)       --
Dividends paid                                                                          (98)       --
                                                                                   --------    --------
         Net cash provided by financing activities                                   26,127      15,836
                                                                                   --------    --------
Net increase in cash and cash equivalents                                             3,017       6,721
Cash and cash equivalents at beginning of period                                      2,598         647
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $  5,615    $  7,368
                                                                                   ========    ========

Supplemental disclosure of cash flow information -
    Cash paid during the period for:
       Interest                                                                    $  3,618    $  3,012
                                                                                   ========    ========
       Taxes                                                                       $   --      $   --
                                                                                   ========    ========

Supplemental disclosure of non-cash information:
    Additions to investment in real estate acquired through foreclosure            $     69    $   --
                                                                                   ========    ========
    Change in unrealized gain (loss) on investments available for sale, net of
       deferred tax benefit of $311 and $108                                       $   (526)   $   (186)
                                                                                   ========    ========
    Allocation of shares held by the ESOP                                          $    325    $   --
                                                                                   ========    ========

See accompanying notes to unaudited condensed consolidated financial statements

                              FLORIDAFIRST BANCORP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. The condensed consolidated financial statements as of and for the three month periods ended December 31, 1999 and 1998 include the accounts of FloridaFirst Bank (the "Bank") which became the wholly owned subsidiary of FloridaFirst Bancorp (the "Company") on April 6, 1999. The Company's business is conducted principally through the Bank.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.



Note 2 - COMPREHENSIVE INCOME

Comprehensive income for the periods presented was as follows:

                                      Three Months Ended    Three Months Ended
                                      December 31, 1999      December 31, 1998
                                      -----------------      -----------------
Net income                                  $ 911                  $ 644
Other comprehensive income (loss)            (526)                  (186)
                                             ----                   ----

Comprehensive income                        $ 385                  $ 458
                                            =====                  =====

Other comprehensive losses consisted entirely of unrealized losses, net of taxes, on available for sale securities.


Note 3 - STOCK REPURCHASE PROGRAM

On October 19, 1999 the Company announced that it had received approval from the Office of Thrift Supervision ("OTS") to proceed with its planned repurchase of up to 15% of the common stock, or 405,578 shares, held by stockholders other than FloridaFirst Bancorp MHC, the Company's mutual holding company. The Company is authorized to make such repurchases from time to time in open market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held in treasury stock and will be available for general corporate purposes, including the exercise of stock options. As of December 31, 1999 the Company had acquired 314,000 shares under the repurchase program at an average price of $9.11. The weighted average number of shares outstanding for the quarter ended December 31, 1999 was reduced by 125,076 shares based on the purchase date of the shares acquired during the quarter.

Note 4 - EARNINGS PER SHARE

Basic earnings per share of common stock for the quarter ended December 31, 1999 has been computed by dividing net income for the period by the weighted average number of shares outstanding, which includes 3,049,024 shares held by the Company's mutual holding company, FloridaFirst Bancorp MHC. Shares of common stock purchased by the Bank's Employee Stock Ownership Plan are only considered outstanding when the shares are released or committed to be released for allocation to participants. The Company has determined that 1,803 shares per month will be added to the outstanding shares for the fiscal year ending September 30, 2000. Since the Company currently does not have any convertible debt or other equity instruments, there are no common stock equivalents that could further dilute the Company's basic earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to management, pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.



Comparison of Financial Condition at December 31, 1999 and September 30, 1999


Assets. Total assets increased $25.1 million, or 5.0%, to $523.5 million at December 31, 1999 from $498.4 million at September 30, 1999. The increase in total assets resulted primarily from an $11.0 million, or an 11.0% annualized increase in the loan portfolio attributable to steady loan demand in our market areas and funding of construction loans. In addition, investment securities increased $9.5 million. Management plans to focus on loan growth to effectively utilize the new capital raised in fiscal 1999. The capital leveraging strategy will include the purchase of investment securities to complement its loan origination efforts.


Liabilities. Total liabilities increased $27.2 million, or 6.2%, to $464.2 million at December 31, 1999 from $437.0 million at September 30, 1999. The increase in total liabilities resulted primarily from a $33.3 million net increase in FHLB advances utilized to fund the asset growth, a net deposit outflow of $2.2 million, a $2.0 million decrease in other borrowings and funding of mortgage customers annual real estate tax payments. The decrease in deposits has slowed in recent months although an outflow of certificates of deposit continues due to relatively low returns provided by short-term fixed rate deposits and a continued consumers' preference for alternative investment opportunities. Checking and money market accounts continue to grow through expansion of our customer base.

Management continues to evaluate the available funding sources. The attributes of the alternative funding sources that management considers in its analysis include the interest and other costs of such funding, the maturity considerations and the nature and characteristics of assets being funded.

Stockholders' Equity. The decrease in the Company's stockholders' equity reflects:

>>   net income for the three months ended December 31, 1999 of $911,000
>>   repurchase of 314,000 shares of Company stock at a cost of $2.9 million
>> change in accumulated other comprehensive loss of $526,000 (attributable to the net unrealized loss on investments available for sale)
>>   Repayment of $325,000 on the ESOP loan.

The net unrealized loss on investments available for sale relates primarily to the increasing level of interest rates over the past several months. Increasing rates reduce the value of certain investments held for sale that have longer average lives.

At December 31, 1999 the Company's stockholders' equity as a percentage of total assets was 11.3%.

Comparison of Operating Results for the Three Months Ended December 31, 1999 and December 31, 1998

Net Income. Net income for the three months ended December 31, 1999 increased 41.5% to $911,000, compared to $644,000 for the same period in 1998. Net income for the three months ended December 31, 1999 benefited from the deployment of $23.5 million in new capital (net proceeds of $25.7 million less the ESOP loan of $2.2 million) for the entire period.

Net interest income increased $565,000, or 15.9%, for the three months ended December 31, 1999 compared to the same period in 1998. This increase resulted primarily from an increase in interest income of $1.3 million, offset by an increase in interest expense of $741,000. Other expenses increased to $3.0 million for the three months ended December 31, 1999 from $2.7 million for the three months ended December 31, 1998, due to an accumulation of several expense categories, including:

>>   compensation and employee benefits,
>>   certain Year 2000 costs,
>> costs related to stockholder meetings, communications, legal matters and new financial reporting requirements as a public company, and
>>   increased supplies and postage costs related to a name change campaign.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the table at page 8.

>> Loan growth reflects the strong loan demand over the past year, the Company's increased emphasis on loan origination and the favorable interest rate environment for borrowers that prevailed from April 1998 through May 1999.
>> The yield on loans decreased primarily due to an approximate 1% reduction in loan rates for new mortgage loan originations as compared to approximately $45 million in mortgage loans that paid off during the year. The impact of this caused overall mortgage portfolio yields to decline approximately 24 basis points. In addition, the overall portfolio yield on consumer loans decreased about 45 basis points and yields in the commercial portfolio decreased about 27 basis points.
>> The average balances in the investment securities portfolio grew 47% primarily due to the Company's strategy to leverage the higher capital level that is present after the stock offering.
>> The higher yield in the investment portfolio resulted from the leveraging strategy (outside the loan portfolio) in the latter part of fiscal 1999 when rates had risen significantly over the prior year. In addition, the investment growth occurred in securities that had slightly longer average lives with higher yields.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances for 1999, but the 1998 averages are derived from month-end balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material differences in the information presented.

                                         Three months Three months
                                              December 31, 1999            December 31, 1998                 Changes in
                                    ------------------------------- ----------------------------- ----------------------------------
                                        Average             Yield/    Average             Yield/                             Yield/
                                        Balance   Interest   Cost     Balance   Interest   Cost    Balances    %  Interest    Cost
                                    ------------------------------  ----------------------------- ----------------------------------
Interest-earnings assets (IEA):
      Loans receivable                $ 406,034    $ 7,581  7.47%   $ 348,898      6,875  7.88%    $ 57,136   16%   $  706  -0.41%
      Investments and other              91,587      1,583  6.91%      62,159        974  6.27%      29,428   47%      609   0.65%
                                        -------     ------            -------      -----           --------          ------
           Total  (1)                   497,621    $ 9,164  7.37%     411,057    $ 7,849  7.64%    $ 86,564   21%   $1,315  -0.27%
                                                   =======                       =======           ========         ======
Other assets                             13,565                        12,117
                                        -------                       -------
Total assets                          $ 511,186                     $ 423,174
                                     ==========                     =========


Interest-bearing liabilities (IBL):
      Interest checking                $ 29,543      $ 135  1.83%    $ 26,786      $ 120  1.79%     $ 2,757   10%      $ 15   0.04%
      Savings                            32,157        134  1.67%      37,445        163  1.74%      (5,288) -14%       (29) -0.07%
      Money market accounts              24,611        238  3.87%      18,681        175  3.75%       5,930   32%        63   0.12%
      Certificate accounts              238,507      3,100  5.20%     251,560      3,445  5.48%     (13,053)  -5%      (345) -0.28%
                                       --------     ------           --------     ------           --------          -----
           Total deposits               324,818      3,607  4.44%     334,472      3,903  4.67%      (9,654)          (296)  -0.23%
      Advances and other borrowings     106,032      1,417  5.35%      31,500        380  4.83%      74,532  237%    1,037    0.52%
                                       --------     ------            -------       ----           --------         ------
           Total                        430,850     $5,024  4.66%     365,972     $4,283  4.68%    $ 64,878   18%    $ 741   -0.02%
                                                    ======                        ======           ========         ======
Other liabilities                        19,850                        20,624
                                        -------                       ------
      Total liabilities                 450,700                       386,596
Stockholders' equity                     60,486                        36,578
                                        -------                       ------
Total liabilities and equity          $ 511,186                     $ 423,174
                                      =========                     =========

Net interest income  (1)                            $4,140                        $3,566
                                                    ======                        ======
Average IEA to IBL                         115%                          112%
Interest rate spread                                        2.71%                         2.96%
Interest margin                                             3.33%                         3.47%


(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the table at page 8.

>> The decrease in deposits is attributable mainly to maintaining a conservative deposit pricing strategy, utilizing more cost effective funding alternatives that are available for the terms the Company has considered appropriate to fit its interest rate management strategies. The growth in checking account average balances has helped offset the decline in certificate accounts.
>> FHLB advances grew because the Company considered the advances to be a more cost effective funding alternative during the course of the year. Although the cost of the advances slightly exceed the cost of certificate accounts, funding asset growth through certificate accounts was deemed to be more expensive than wholesale funding.
>> The higher cost of funds related to the FHLB advances is reflective of the significant rise in interest rates over the past year.



Provision for Loan Losses. The provision for loan losses was $120,000 for the three months ended December 31, 1999, reflecting the growth in the loan portfolio, compared to $150,000 for the three months ended December 31, 1998. The allowance for loan losses increased $46,000 to $3.0 million at December 31, 1999 from $2.9 million at December 31, 1998. The current allowance represents
 .73% of total loans outstanding at December 31, 1999. The Company had net charge-offs of $37,000 for the three months ended December 31, 1999 compared to net charge-offs of only $2,000 for the three months ended December 31, 1998.



Other Expense. Other expense increased by $339,000 to $3.0 million for the three months ended December 31, 1999 from $2.7 million for the three months ended December 31, 1998. Compensation and employee benefits increased $131,000 due primarily to having certain key positions filled this year compared to last year, recognition of $45,000 related to the restricted stock plan and certain costs related to increased incentive pay based on production and earnings performance. Other expenses increased by $170,000 due to the areas noted above and several other smaller increases in expense categories.

The Board of Directors and management has developed expansion plans for the Company that includes three de novo branches within our existing market areas and deployment of a strategic technology plan. The strategic technology plan includes:

>>   installing a new customer delivery software to enhance the sales efforts,
>>   enhancing both our data and voice communications systems,
>>   upgrading our computer network for enhanced service and security features,
>> implementing internal and external networks to improve communications and productivity within the Company, and >> investigation of alternative delivery systems, including an Internet banking solution and enhanced call center strategy.

A summary of the estimated costs associated with the new projects follows:

                                                 Estimated Costs Estimated Costs
         Category.                                   Fiscal 2000     Fiscal 2001
         --------                                    -----------     -----------
                                                             (In thousands)
North Lakeland branch (Polk County)                    $  100         $  305
East Winter Haven branch (Polk County)                     --            285
Lakewood Ranch branch (Manatee County)                     --            325
New computer hardware and software                         70            240
Other costs related to strategic technology plan          115            240
                                                       ------         ------
         TOTAL                                         $  285         $1,395
                                                       ======         ======

The Board of Directors and management analyzed the potential effect of each of these expenditures prior to approval and believe that these expenditures will have an overall positive effect on the Company's franchise and stockholder value, but also realize that the expenditures will most likely depress profitability ratios in the short-term. The Company also expects that both net interest income and fee income will increase as a result of the new branches and new technology enhancements. However, it is not possible to precisely estimate such revenue increases, if any, at this time. The success of new projects is dependent upon a number of factors, including, but not limited to, general economic conditions, regulatory climate, interest rates and the success of the Company's marketing efforts.

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

Cash and cash equivalents increased $3.0 million to $5.6 million for the three months ended December 31, 1999. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                 (In millions)
                                                                  -----------
         Cash provided by operations                             $    .1
         FHLB advances and other borrowings                           31.3
         Decrease in net deposits                                     (2.2)
         Maturities of and repayments on investment securities         7.2
         Purchases of investment securities and FHLB stock           (19.1)
         Net increase in loans                                       (11.2)
         Payments to acquire treasury stock                           (2.7)
         Other - net                                                   (.4)
                                                                 ---------
         Net increase in cash and cash equivalents               $     3.0
                                                                 =========

See "Comparison of Financial Condition at December 31, 1999 and September 30, 1999" for discussion of significant cash flows.

On December 31, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                   Amount           Percent
                                                   ------           -------
                                            (Dollars in thousands)
Tangible capital ...........................       $50,883            9.7%
Tangible capital requirement ...............         7,838            1.5
Excess over requirement ....................        43,045            8.2

Core capital ...............................       $50,883            9.7%
Core capital requirement ...................        20,901            4.0
Excess over requirement ....................        29,982            5.7

Risk based capital .........................       $53,871           16.7%
Risk based capital requirement .............        25,831            8.0
Excess over requirement ....................        28,040            8.7

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


Year 2000

Like many financial institutions, the Company relies on computers to conduct its business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. The Company has operated and evaluated its computer operating systems following January 1, 2000 and has not identified any errors or experienced any computer system malfunctions. The Company's management will continue to monitor its information systems to assess whether the systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Company.

Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly at some of the Company's vendors. The Company will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues may effect the Company's ability to continue operations, or might adversely affect the Company's financial position, results of operations and cash flows. The Company does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations, however, no assurance can be given that this will be the case.

The expectations of the Company contained in this section on Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section are based on information available to the

Company on the date of this document, and the Company assumes no obligation to update such forward looking statements. Impact of Inflation

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

ITEM 3.  Qualitative and Quantitative Disclosure About Market Risk

Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1999.

Quantitative Analysis. There have been no material changes from the Quantitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1999. Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The results of the NPV model are not yet available for December 31, 1999, but no significant changes are anticipated in the NPV as a Percentage of Present Value of Assets.

                              FLORIDAFIRST BANCORP
                                     PART II

ITEM 1.   LEGAL PROCEEDINGS
          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at December 31, 1999 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On October 19, 1999 a special meeting of stockholders of the Company was held to consider and act upon the approval of the FloridaFirst Bancorp 1999 Stock Option Plan and the approval of the FloridaFirst Bank Restricted Stock Plan. With respect to these matters the results were as follows:


          Approval of the Florida First Bancorp 1999 Stock Option Plan

          1,402,887 (For)           432,988 (Against) 20,909 (Abstain)


          Approval of the FloridaFirst Bank Restricted Stock Plan

          1,354,798 (For)           468,667 (Against) 33,208 (Abstain)


ITEM 5.   OTHER INFORMATION
          On October 12, 1999, the Bank began operating under the name FloridaFirst Bank (from First Federal Florida) based on the Board of Directors approval of the name usage at its August 24, 1999 meeting.

          On November 19, 1999 the Board of Directors of the Company declared a dividend distribution of $0.04 per share for the quarter ended December 31, 1999, based upon the number of shares outstanding as of December 15, 1999 on the Company's outstanding common stock, payable on January 3, 2000, to stockholders of record as of December 15, 1999.

          On January 28, 2000, the stockholders of the Company reelected Nis H. Nissen, III to the Board of Directors for a three-year term. In addition, the Board of Directors elected Mr. Nissen to serve as its new chairman, succeeding Mr. Charles W. Bovay upon his retirement from the Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)     Exhibits:
          Exhibit Number
          --------------
             3(i)  Charter for FloridaFirst Bancorp*
             3(ii) Bylaws of FloridaFirst Bancorp*
             4     Specimen Stock Certificate of FloridaFirst Bancorp*
            10.1   Employment Agreement with Gregory C. Wilkes*
            10.2   Form of Employment Agreement with Four Employees of the Bank*
            10.3   1999 Stock Option Plan**
            10.4   Restricted Stock Plan**
            13     Annual Report to Security Holders**
            21     Subsidiaries of Registrant**
            27     Financial Data Schedule (in electronic filing only)




          (b)     Reports on Form 8-K

          On October 25, 1999 the Company filed a current report on Form 8-K with the Securities and Exchange Commission announcing that it had adopted a Stock Repurchase Plan with approval by the Office of Thrift Supervision.


-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on December 18, 1998 (File No. 333-69239).
** Incorporated by reference to the Registrant's Annual Report of Form 10-K filed with the Commission on December 28, 1999 (File No. 000-25693).

                              FLORIDAFIRST BANCORP

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FLORIDAFIRST BANCORP




Date: February 11, 2000       By:  /s/Gregory C. Wilkes
                                   ---------------------------------------------
                                   Gregory C. Wilkes
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: February 11, 2000       By:  /s/Kerry P. Charlet
                                   ---------------------------------------------
                                   Kerry P. Charlet
                                   Chief Financial Officer
                                   (Principal Accounting Officer)