Form 10-Q
period 2000-03-31
FLORIDAFIRST BANCORP
filed 2000-05-12
CIK 1075083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2000
                               ---------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------


                        Commission file number 000-25693

                              FLORIDAFIRST BANCORP
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     United States                                      59-3545582
-------------------------------------      -------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

205 East Orange Street, Lakeland, Florida                   33801-4611
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (863) 688-6811
                                                   ----------------------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 8, 2000.

           Class                                             Outstanding
------------------------------------                    ------------------------
$.10 par value common stock                                5,347,297 shares

                              FLORIDAFIRST BANCORP
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX
                                                                         Page
                                                                        Number
                                                                        ------

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
             FLORIDAFIRST BANCORP

Item 1.  Financial Statements and Notes Thereto......................    1
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    6
Item 3.  Qualitative and Quantitative Disclosure About Market Risk...   15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   16
Item 2.  Changes in Securities.......................................   16
Item 3.  Defaults upon Senior Securities.............................   16
Item 4.  Submission of Matters to a Vote of Security Holders.........   16
Item 5.  Other Information...........................................   16
Item 6.  Exhibits and Reports on Form 8-K............................   17

SIGNATURES...........................................................   18

                              FLORIDAFIRST BANCORP
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                       March 31,          September 30,
ASSETS                                                                                   2000                1999
                                                                                    ----------------    ----------------
                                                                                      (In thousands)
Cash and cash equivalents                                                                 $   3,160           $   2,598
Investment securities available for sale, at fair value                                      89,426              68,152
Investment securities held to maturity, market value
    $10,325 and $12,479                                                                      10,686              12,724
Loans receivable, net of allowance for loan losses of
    $3,084 and $2,941                                                                       422,971             397,910
Premises and equipment, net                                                                   6,928               6,818
Federal Home Loan Bank stock, at cost                                                         6,430               4,475
Other assets                                                                                 11,384               5,681
                                                                                          ---------           ---------
                    Total assets                                                          $ 550,985           $ 498,358
                                                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                                  $ 355,599           $ 339,224
Federal Home Loan Bank advances                                                             127,100              87,600
Other borrowings                                                                              4,853               4,872
Other liabilities                                                                             4,445               5,325
                                                                                          ---------           ---------
                    Total liabilities                                                       491,997             437,021
                                                                                          ---------           ---------

Commitments and contingencies

Stockholders' equity:
    Common stock, $ .10 par value, 18,000,000 shares authorized,
         5,752,875 outstanding                                                                  575                 575
    Additional paid-in capital                                                               25,085              25,124
    Retained income                                                                          40,710              39,037
    Treasury stock, at cost, 405,578 and -0- shares                                          (3,606)
    Unallocated shares held by the ESOP                                                      (1,838)             (2,163)
    Unallocated shares held by the RSP                                                         (289)
    Accumulated other comprehensive income (loss)                                            (1,649)             (1,236)
                                                                                          ---------           ---------
                    Total stockholders' equity                                               58,988              61,337
                                                                                          ---------           ---------
                    Total liabilities and stockholders' equity                            $ 550,985           $ 498,358
                                                                                          =========           =========
See accompanying notes to unaudited condensed consolidated financial statements.

                                       1

                              FLORIDAFIRST BANCORP
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                  For the three months ended      For the six months ended
                                                                           March 31,                     March 31,
                                                                     2000           1999            2000           1999
                                                                ------------------------------------------------------------
                                                                   (In thousands, except per share amounts)
Interest income:
Loans                                                                $   7,994      $  7,024         $ 15,576     $  13,899
Investments and other                                                    1,721           931            3,281         1,890
                                                                --------------- -------------   -------------- -------------
      Total interest income                                              9,715         7,955           18,857        15,789
                                                                --------------- -------------   -------------- -------------
Interest expense:
Deposits                                                                 3,795         3,686            7,402         7,590
Federal Home Loan Bank advances and other borrowings                     1,754           530            3,171           909
                                                                --------------- -------------   -------------- -------------
      Total interest expense                                             5,549         4,216           10,573         8,499
                                                                --------------- -------------   -------------- -------------
Net interest income                                                      4,166         3,739            8,284         7,290
Provision for loan losses                                                  150           150              270           300
                                                                --------------- -------------   -------------- -------------
Net interest income after provision for loan losses                      4,016         3,589            8,014         6,990
                                                                --------------- -------------   -------------- -------------
Other income:
Fees and service charges                                                   274           242              565           508
Gain on sale of assets                                                       -           164               22           164
Other, net                                                                 230            58              363           113
                                                                --------------- -------------   -------------- -------------
      Total other income                                                   504           464              950           785
                                                                --------------- -------------   -------------- -------------
Other expenses:
Compensation and employee benefits                                       1,577         1,429            3,131         2,852
Occupancy and equipment costs                                              438           501              875           948
Marketing                                                                  118           133              305           257
Data processing costs                                                      127           123              256           259
Federal insurance premiums                                                  19            53               69           111
Other                                                                      772           633            1,455         1,144
                                                                --------------- -------------   -------------- -------------
      Total other expenses                                               3,051         2,872            6,091         5,571
                                                                --------------- -------------   -------------- -------------
Income before income taxes                                               1,469         1,181            2,873         2,204
Income taxes                                                               517           434            1,010           813
                                                                --------------- -------------   -------------- -------------
NET INCOME                                                           $     952      $    747         $  1,863     $   1,391
                                                                =============== =============   ============== =============

Basic earnings per share (1)                                         $    0.18           N/A         $   0.35           N/A

Weighted average number of shares outstanding (1)                        5,208           N/A            5,328           N/A

(1) FloridaFirst converted to a stock company on April 6, 1999. Earnings per share and weighted average shares outstanding are not shown for the three and six-month periods ended March 31, 1999 since no shares were outstanding.

See accompanying notes to unaudited condensed consolidated financial statements.

                              FLORIDAFIRST BANCORP
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        For The Six Months
                                                                                         Ended March 31,
                                                                                      2000             1999
                                                                                      ----             ----
                                                                                          (In thousands)
Operating activities:
Net income                                                                              $ 1,863          $ 1,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Provision for loan losses                                                               270              300
    Depreciation                                                                            358              368
    Gain on sale of branches and related deposits                                             -             (164)
    Decrease (increase) in accrued interest receivable                                        -                -
    Gain on sale of branches and related deposits                                                              -
    Increase in other assets                                                             (5,269)            (921)
    Decrease in other liabilities                                                          (594)          (4,866)
                                                                                  --------------   --------------
        Net cash used in operating activities                                            (3,372)          (3,892)
                                                                                  --------------   --------------
 Investing activities:
Proceeds from calls, maturities and repayment of investment securities                   10,490           15,095
Increase in loans, net                                                                  (25,521)         (27,498)
Purchase of investments available for sale                                              (30,383)         (13,713)
Purchase of FHLB stock                                                                   (1,955)            (430)
Purchases of premises and equipment                                                        (494)               -
Proceeds on sale of premises and equipment                                                   26              235
                                                                                  --------------   --------------
        Net cash used in investing activities                                           (47,837)         (26,311)
                                                                                  --------------   --------------
Financing activities:
Net decrease in deposits                                                                 16,375           (8,825)
Net increase in FHLB advances                                                            39,500           14,000
Net decrease in other borrowings                                                            (19)               -
Net funds received from stock subscriptions                                                   -           70,375
Payments to acquire treasury stock                                                       (3,606)               -
Payments to acquire shares held by the RSP                                                 (289)               -
Dividends paid                                                                             (190)               -
                                                                                  --------------   --------------
        Net cash provided by financing activities                                        51,771           75,550
                                                                                  --------------   --------------
Net increase in cash and cash equivalents                                                   562           45,347
Cash and cash equivalents at beginning of period                                          2,598            5,217
                                                                                  --------------   --------------
Cash and cash equivalents at end of period                                              $ 3,160          $50,564
                                                                                  ==============   ==============

Supplemental disclosure of cash flow information -
    Cash paid during the period for:
      Interest                                                                          $11,050          $ 9,291
                                                                                  ==============   ==============
      Taxes                                                                             $   551          $   531
                                                                                  ==============   ==============

Supplemental disclosure of non-cash information:
    Additions to investment in real estate acquired through foreclosure                 $   190          $   351
                                                                                  ==============   ==============
    Change in unrealized gain (loss) on investments available for sale, net
      of deferred tax benefit of $(244) and $(141)                                      $  (413)         $  (263)
                                                                                  ==============   ==============
    Allocation of shares held by the ESOP                                               $ $ 325          $     -
                                                                                  ==============   ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                              FLORIDAFIRST BANCORP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. The condensed consolidated financial statements as of and for the three and six-month periods ended March 31, 2000 and 1999 include the accounts of FloridaFirst Bank (the "Bank") which became the wholly owned subsidiary of FloridaFirst Bancorp (the "Company") on April 6, 1999. The Company's business is conducted principally through the Bank.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.



Note 2 - COMPREHENSIVE INCOME

Comprehensive income for the periods presented was as follows:

                                       Three Months Ended     Six Months Ended
                                            March 31,            March 31,
                                        2000      1999       2000        1999
                                        ----      ----       ----        ----
Net income                            $  952      $ 747     $1,863      $1,391
Other comprehensive income (loss)        113        (77)      (413)       (263)
                                      ------      -----     ------      ------
Comprehensive income                  $1,065      $ 670     $1,450      $1,128
                                      ======      =====     ======      ======

Other comprehensive losses consisted entirely of unrealized gains (losses), net of taxes, on available for sale securities.


Note 3 - STOCK REPURCHASE PROGRAM

On October 19, 1999 the Company announced that it had received approval from the Office of Thrift Supervision ("OTS") to proceed with its planned repurchase of up to 15% of the common stock, or 405,578 shares, held by stockholders other than FloridaFirst Bancorp MHC, the Company's mutual holding company. The Company is authorized to make such repurchases from time to time in open market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held in treasury stock and will be available for general corporate purposes, including the exercise of stock options. As of March 31, 2000 the Company had acquired the entire 405,578 shares under the repurchase program at an average price of $8.89. The weighted average number of shares outstanding for the quarter ended March 31, 2000 was reduced by 50,113 shares based on the purchase date of the shares acquired during the quarter.

On November 15, 1999 the Company received approval from the Office of Thrift Supervision ("OTS") to proceed with its planned repurchase for the FloridaFirst Bank Restricted Stock Plan ("RSP") of up to 4% of the common stock, or 108,154 shares, held by stockholders other than FloridaFirst Bancorp MHC, the Company's mutual holding company. The Company is authorized to make such repurchases from time to time in open market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held in trust for the participants in the RSP. As of March 31, 2000 the Company had acquired 36,779 shares under the repurchase program at an average price of $7.85. The weighted average number of shares outstanding for the quarter ended March 31, 2000 was reduced by 6,098 shares based on the purchase date of the shares acquired during the quarter.


Note 4 - EARNINGS PER SHARE

Basic earnings per share of common stock for the quarter ended March 31, 2000 has been computed by dividing net income for the period by the weighted average number of shares outstanding, which includes 3,049,024 shares held by the Company's mutual holding company, FloridaFirst Bancorp MHC. Shares of common stock purchased by the Bank's Employee Stock Ownership Plan are only considered outstanding when the shares are released or committed to be released for allocation to participants. The Company has determined that 1,803 shares per month will be added to the outstanding shares for the fiscal year ending September 30, 2000. Since the Company currently does not have any convertible debt or other equity instruments, there are no common stock equivalents that could further dilute the Company's basic earnings per share.

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


Comparison of Financial Condition at March 31, 2000 and September 30, 1999


Assets. Total assets increased $52.6 million, or 10.6%, to $551.0 million at March 31, 2000 from $498.4 million at September 30, 1999. The increase in total assets resulted primarily from an $25.5 million, or a 12.7% annualized increase in the loan portfolio attributable to steady loan demand in our market areas, a slow down in loan repayments and funding of construction loans. In addition, investment securities increased $19.2 million. Management plans to focus on loan growth to effectively utilize the new capital raised in fiscal 1999. The capital leveraging strategy will include the purchase of investment securities to complement its loan origination efforts.

Other assets increased primarily due to the cash surrender value of bank owned life insurance policies that were purchased in January 2000.

Liabilities. Total liabilities increased $55.0 million, or 12.6%, to $492.0 million at March 31, 2000 from $437.0 million at September 30, 1999. The increase in total liabilities resulted primarily from a $39.5 million net increase in FHLB advances utilized to fund the asset growth and a net deposit increase of $16.4 million. The increase in deposits in recent months reflects renewed consumer interest in competitively priced certificates of deposit due to the increase in short-term interest rates. Checking and money market accounts continue to grow through expansion of our customer base.

Management continues to evaluate the available funding sources. The attributes of the alternative funding sources that management considers in its analysis include the interest and other costs of such funding, the maturity considerations and the nature and characteristics of assets being funded.

Stockholders' Equity. The decrease in the Company's stockholders' equity reflects:

>>   net income for the six months ended March 31, 2000 of $1.9 million
>>   repurchase of 405,578 shares of Company stock at a cost of $3.6 million
>>   repurchase  of  36,779  shares  of  Company  stock for the RSP at a cost of
     $289,000
>> change in accumulated other comprehensive loss of $413,000 (attributable to the net unrealized loss on investments available for sale)
>>   repayment of $325,000 on the ESOP loan.
>>   dividends  paid  that  totaled   $190,000.

The net unrealized loss on investments available for sale relates primarily to the increasing level of interest rates during the first half of the fiscal year. Increasing rates reduce the value of certain investments held for sale that have longer average lives.

At March 31, 2000 the Company's stockholders' equity as a percentage of total assets was 10.7%.


Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999

Net Income. Net income for the three months ended March 31, 2000 increased 27.4% to $952,000, compared to $747,000 for the same period in 1999. Net income for the three months ended March 31, 2000 benefited from the deployment of $23.5 million in new capital (net proceeds of $25.7 million less the ESOP loan of $2.2 million) for the entire period.

Net interest income increased $427,000, or 11.4%, for the three months ended March 31, 2000 compared to the same period in 1999. This increase resulted primarily from an increase in interest income of $1.8 million, offset by an increase in interest expense of $1.3 million. Other expenses increased to $3.1 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999, due to an accumulation of several expense categories as discussed at Other Expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the table at page 8.

>> Loan growth reflects the strong loan demand over the past year, the Company's increased emphasis on loan origination and the favorable interest rate environment for borrowers that prevailed from early 1998 through the middle of 1999.
>> The yield on loans decreased primarily due to an approximate 80 basis point reduction in loan rates for new mortgage loan originations as compared to approximately $54 million in mortgage loans that paid off during fiscal 1999. The impact of this caused overall mortgage portfolio yields to decline approximately 3 basis points. In addition, the overall portfolio yield on consumer loans decreased about 18 basis points and yields in the commercial portfolio decreased about 17 basis points.
>> The average balances in the investment securities portfolio grew 64% primarily due to the Company's strategy to leverage the higher capital level that resulted from the stock offering in April 1999.
>> The higher yield in the investment portfolio resulted from the leveraging strategy (outside the loan portfolio) in the latter part of fiscal 1999 when rates had risen significantly over the prior year. In addition, the growth occurred in securities that had slightly longer average lives with higher yields.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances for fiscal 2000, but the fiscal 1999 averages are derived from month-end balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material differences in the information presented.

                                          Three months                   Three months
                                         March 31, 2000                 March 31, 1999                      Changes in
                                         --------------                 --------------             --------------------------------
                                   Average                         Average
                                   Balance    Interest Yield/Cost  Balance   Interest  Yield/Cost  Balances    % Interest Yield/Cost
                                  -------------------------------  ------------------------------  ---------------------------------

Interest-earnings assets (IEA):
      Loans receivable              $ 417,877   $ 7,994    7.65%   $ 363,519     7,024     7.73%    $ 54,358    15%  $   970  -0.08%
      Investments and other (2)       100,635     1,760    7.00%      61,413       878     5.72%      39,222    64%      882   1.28%
                                    ---------   -------            ---------   -------     -----    --------         -------   -----
           Total  (1)                 518,512   $ 9,754    7.52%     424,932   $ 7,902     7.44%    $ 93,580    22%  $ 1,852   0.09%
                                                =======                        =======              ========         =======
Other assets                           20,386                         11,201
                                    ---------                      ---------
Total assets                        $ 538,898                      $ 436,133
                                    =========                      =========

Interest-bearing liabilities (IBL):
      Interest checking             $  31,649  $    144    1.82%   $  27,608   $   126     1.82%    $  4,041    15%  $    19   0.00%
      Savings                          31,533       138    1.75%      37,991       167     1.75%      (6,458)  -17%      (29)  0.00%
      Money market accounts            25,841       270    4.18%      20,246       191     3.77%       5,595    28%       79   0.41%
      Certificate accounts            245,699     3,243    5.28%     243,397     3,144     5.17%       2,302     1%       99   0.11%
                                    ---------  --------           ---------   -------              ---------        --------
           Total deposits             334,722     3,795    4.54%     329,242     3,627     4.41%       5,480     2%      168   0.13%
      Advances and other borrowings   124,802     1,754    5.62%      43,667       531     4.86%      81,135   186%    1,223   0.76%
                                    ---------  --------           ----------  --------             ---------        --------
           Total (2)                  459,524  $  5,549    4.83%     372,909   $ 4,158     4.46%    $ 86,615    23%  $ 1,391   0.37%
                                               ========                       ========             =========        ========
Other liabilities                      20,090                         26,257
                                    ---------                     ----------

      Total liabilities               479,614                        399,166
Stockholders' equity                   59,284                         36,967
                                    ---------                     ----------
Total liabilities and equity        $ 538,898                     $  436,133
                                    =========                     ==========

Net interest income  (1) (2)                   $  4,205                       $  3,744
                                               ========                       ========
Average IEA to IBL                        113%                           114%
Interest rate spread                                       2.69%                           2.98%
Interest margin                                            3.24%                           3.52%


(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.
(2) Interest income and interest expense for 1999 do not agree to the statement of operations because special adjustments related to escrowed funds in connection with the stock conversion.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the table at page 8.

>> The slight increase in average deposits is attributable mainly to a special promotion for certificate accounts during the March 31, 2000 quarter while maintaining a conservative deposit pricing strategy in the previous year. The conservative pricing strategy in the 1999 quarter was followed due to:

       o utilization of more cost effective funding alternatives that were available for the terms the Company has considered appropriate to fit its interest rate management strategies, and

       o  $23.5 million in net proceeds received in the stock offering.

>> FHLB advances grew because the Company considered the advances to be a more cost-effective funding alternative during the course of the year. Although the costs of the advances exceed the cost of certificate accounts, funding asset growth through certificate accounts was deemed to be more expensive than wholesale funding.
>> The higher cost of funds related to certain deposit accounts and the FHLB advances is reflective of the significant rise in interest rates over the past year.

Provision for Loan Losses. The provision for loan losses was $150,000 for the three months ended March 31, 2000, and March 31, 1999. The allowance for loan losses increased $282,000 to $3.1 million at March 31, 2000 from $2.8 million at March 31, 1999 reflecting a decrease in substandard loans offset by the growth and changing composition in the loan portfolio. The current allowance represents
 .72% of total loans outstanding at March 31, 2000. The Company had net charge-offs of $54,000 for the three months ended March 31, 2000 compared to net charge-offs of $80,000 for the three months ended March 31, 1999.

Other Expense. Other expense increased by $179,000 to $3.1 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999.

>> Compensation and employee benefits increased $148,000 due primarily to having certain key positions filled this year compared to last year, recognition of $48,000 related to the restricted stock plan and certain costs related to increased incentive pay based on production and earnings performance.

>>   Other expenses increased by $139,000 due to the following:

       o  certain Year 2000 costs ($30,000),

       o direct costs related to stockholder meetings, communications, legal matters and new financial reporting requirements as a public company ($50,000), and

       o increased effort on charging off uncollected fees and overdrawn accounts ($40,000),

       o  consulting services ($20,000).

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

A summary of the estimated costs associated with the new projects follows:

                                                         Estimated Costs           Estimated Costs
         Category.                                      Fiscal 2001                 Fiscal 2002
         --------                                    ------------------         ------------------
                                                                     (In thousands)
New branches                                              $  650                      $  975
New computer hardware and software                           240                         240
Other costs related to strategic technology plan             240                         240
                                                          ------                      ------
         TOTAL....                                        $1,130                      $1,455
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

Comparison of Operating Results for the Six Months Ended March 31, 2000 and March 31, 1999

Net Income. Net income for the six months ended March 31, 2000 increased 33.9% to $1.9 million, compared to $1.4 million for the same period in 1999. Net income for the six months ended March 31, 2000 benefited from the deployment of $23.5 million in new capital (net proceeds of $25.7 million less the ESOP loan of $2.2million) for the entire period.

Net interest income increased $994,000, or 13.6%, for the six months ended March 31, 2000 compared to the same period in 1999. This increase resulted primarily from an increase in interest income of $3.1 million, offset by an increase in interest expense of $2.1 million. Other expenses increased to $6.1 million for the six months ended March 31, 2000 from $5.6 million for the six months ended March 31, 1999, due to an accumulation of several expense categories, as discussed at Other Expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the table at page 11.

>> Loan growth reflects the strong loan demand over the past year, the Company's increased emphasis on loan origination and the favorable interest rate environment for borrowers that prevailed from early 1998 through the middle of 1999.
>> The yield on loans decreased primarily due to an approximate 80 basis point reduction in loan rates for new mortgage loan originations as compared to approximately $54 million in mortgage loans that paid off during fiscal 1999. The impact of this caused overall mortgage portfolio yields to decline approximately 3 basis points. In addition, the overall portfolio yield on consumer loans decreased about 18 basis points and yields in the commercial portfolio decreased about 17 basis points.
>> The average balances in the investment securities portfolio grew 56% primarily due to the Company's strategy to leverage capital that was raised in the stock offering.
>> The higher yield in the investment portfolio resulted from the leveraging strategy (outside the loan portfolio) in the latter part of fiscal 1999 when rates had risen significantly over the prior year. In addition, the investment growth occurred in securities that had slightly longer average lives with higher yields.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances for fiscal 2000, but the fiscal 1999 averages are derived from month-end balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material differences in the information presented.

                                           Six months                     Six months
                                         March 31, 2000                 March 31, 1999                      Changes in
                                         --------------                 --------------             --------------------------------
                                   Average                         Average
                                   Balance    Interest Yield/Cost  Balance   Interest  Yield/Cost Balances  %    Interest Yield/Cost
                                  ----------  -------- ----------  --------  --------  ---------- -------- ----- -------- ----------
Interest-earnings assets (IEA):
      Loans receivable             $411,955   $15,576     7.56%    $356,209   13,899     7.80%     $55,747   16%  $ 1,677   -0.24%
      Investments and other (2)      96,111     3,346     6.96%      61,786    1,851     5.99%      34,325   56%    1,495    0.97%
                                   --------   -------              --------  -------               -------        -------
           Total  (1)               508,066   $18,922     7.45%     417,995  $15,750     7.54%     $90,072   22%  $ 3,172   -0.09%
                                              =======                        =======               =======
Other assets                         16,974                          11,659
                                   --------                        --------
Total assets                       $525,040                        $429,654
                                   ========                        ========

Interest-bearing liabilities (IBL):
      Interest checking            $ 30,596     $ 279     1.82%    $ 27,197    $ 246     1.81%     $ 3,399   12%  $  $ 34   0.02%
      Savings                        31,845       272     1.71%      37,718      330     1.75%      (5,873) -16%      (58) -0.04%
      Money market accounts          25,226       508     4.03%      19,464      366     3.76%       5,763   30%      142   0.27%
      Certificate accounts          242,103     6,343     5.24%     247,479    6,591     5.33%      (5,376)  -2%     (248) -0.09%
                                   --------   -------              --------  -------               -------        -------
           Total deposits           329,770     7,402     4.49%     331,857    7,532     4.54%      (2,087)  -1%     (130) -0.05%
      Advances and other borrowings 115,417     3,171     5.49%      37,584      909     4.84%      77,833  207%    2,262   0.66%
                                   --------   -------              --------  -------               -------        -------
           Total (2)                445,187   $10,573     4.75%     369,441  $ 8,441     4.57%     $75,746   21%  $ 2,132   0.18%
                                              =======                        =======               =======        =======
Other liabilities                    19,968                          23,440
      Total liabilities             465,155                         392,881
Stockholders' equity                 59,885                          36,773
                                   --------                        --------
Total liabilities and equity       $525,040                        $429,654
                                   ========                        ========

Net interest income  (1) (2)                  $ 8,349                        $ 7,309
                                              =======                        =======
Average IEA to IBL                      114%                            113%
Interest rate spread                                      2.70%                          2.97%
Interest margin                                           3.29%                          3.50%


(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.

(2) Interest income and interest expense for 1999 do not agree to the statement of operations because special adjustments related to escrowed funds in connection with the stock conversion.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the table at page 11.

>> The decrease in deposits is attributable mainly to maintaining a conservative deposit pricing strategy, utilizing more cost effective funding alternatives that are available for the terms the Company has considered appropriate to fit its interest rate management strategies. The growth in checking account average balances has helped offset the decline in certificate accounts.
>> FHLB advances grew because the Company considered the advances to be a more cost-effective funding alternative during the course of the year. Although the costs of the advances exceed the cost of certificate accounts, funding asset growth through certificate accounts was deemed to be more expensive than wholesale funding.
>> The higher cost of funds related to the FHLB advances is reflective of the significant rise in interest rates over the past year.


Provision for Loan Losses. The provision for loan losses was $270,000 for the six months ended March 31, 2000, compared to $300,000 for the six months ended March 31, 1999. The Company had net charge-offs of $91,000 for the six months ended March 31, 2000 compared to net charge-offs of only $82,000 for the six months ended March 31, 1999. See other discussion at the three month comparison of operations.


Other Expense. Other expense increased by $520,000 to $6.1 million for the six months ended March 31, 2000 from $5.7 million for the six months ended March 31, 1999.

>> Compensation and employee benefits increased $279,000 due primarily to having certain key positions filled this year compared to last year, recognition of $95,000 related to the restricted stock plan and certain costs related to increased incentive pay based on production and earnings performance.

>>   Other expenses increased by $241,000 primarily due to the following:

      o   certain Year 2000 costs ($50,000),

      o direct costs related to stockholder meetings, communications, legal matters and new financial reporting requirements as a public company ($82,000), and

      o increased effort on charging off uncollected fees and overdrawn accounts ($55,000).

      o   consulting services ($50,000)

      o   supplies and promotional materials related to name change ($20,000)


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

Cash and cash equivalents increased $562,000 to $3.2 million for the six months ended March 31, 2000. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                   (In millions)
                                                                    -----------
         Cash used by operations                                      $ (3.4)
         FHLB advances and other borrowings                             39.5
         Increase in net deposits                                       16.4
         Maturities of and repayments on investment securities          10.5
         Purchases of investment securities and FHLB stock             (30.4)
         Net increase in loans                                         (25.5)
         Payments to acquire treasury stock                             (3.6)
         Other - net                                                    (2.9)
                                                                      ------
         Net increase in cash and cash equivalents                   $    .6
                                                                     =======

See "Comparison of Financial Condition at March 31, 2000 and September 30, 1999" for discussion of significant cash flows.

On March 31, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:
                                                 Amount           Percent
                                                 ------           -------
                                           (Dollars in thousands)

Tangible capital .........................     $51,485             9.33%
Tangible capital requirement .............       8,276             1.50
Excess over requirement ..................      43,209             7.83

Core capital .............................     $51,485             9.33%
Core capital requirement .................      22,069             4.00
Excess over requirement ..................      29,416             5.33

Risk based capital .......................     $53,871            15.73%
Risk based capital requirement ...........      27,397             8.00
Excess over requirement ..................      26,474             7.73

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

Quantitative Analysis. Exposure to interest rate risk is actively monitored by management. The Company's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Company uses the OTS Net Portfolio Value ("NPV") Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and net portfolio value are potentially affected by a 100 to 300 basis point (1 basis point equals 1/100th of a percentage point) upward and downward parallel shift (shock) in the Treasury yield curve.

 Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Company's NPV as of December 31, 1999. The results of the NPV model are not yet available for March 31, 2000, but no significant changes are anticipated in the NPV as a Percentage of Present Value of Assets. The NPV was calculated by the OTS, based on information provided by the Company.

                                Net Portfolio Value ("NPV")             NPV as % of Present Value of Assets
                                --------------------------              ---------------------------------------
       Change                                                                                      Basis Point
      in Rates          $ Amount               $ Change       % Change          NPV Ratio            Change
      --------          --------              ---------       --------          ---------            ------
                                      (Dollars in thousands)
     +300 bp            15,803                -36,621             -70%             3.31%            -671 bp
     +200 bp            27,449                -24,975             -48%             5.58%            -444 bp
     +100 bp            49,744                -12,680             -24%             7.84%            -219 bp
        0 bp            52,424                                                    10.03%
     -100 bp            60,247                 +8,823             +17%            11.45%            +142 bp
     -200 bp            69,006                +16,581             +32%            12.64%            +261 bp
     -300 bp            75,844                +23,420             +45%            13.64%            +361 bp

The OTS defines the sensitivity measure as the change in NPV Ratio with a 200 basis point shock. The Bank's sensitivity measure reflects a 444 basis point decline in NPV ratio as of December 31, 1999. This compares to a sensitivity measure of 280 basis points as of September 30, 1999. Without detailing all the assumptions included in the OTS NPV model, the following comments are made to discuss what Bank actions or strategies are addressing the sensitivity measure indicators.

>> Reviewing the average lives and durations of its loans and investment securities,
>> Reviewing deposit offerings and alternative funding sources to better match the durations of the assets,
>> Considering an additional capital contribution from the Company to the Bank (the Company has over $7 million in capital that could be contributed),
>> Performing, on a quarterly basis, a dynamic business simulation that more clearly reflects an on-going business assumption, rather than relying solely on the OTS model which more closely approximates a liquidation value model.

                              FLORIDAFIRST BANCORP
                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2000. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 2000 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders of the Company was held on January 28, 2000 to elect a director and ratify the appointment of independent auditors. The stockholders reelected Nis H. Nissen, III to the Board of Directors for a three-year term and ratified the appointment of KPMG LLP as independent auditors for the fiscal year ending September 30, 2000. In addition, the Board of Directors elected Mr. Nissen to serve as its new chairman, succeeding Mr. Charles W. Bovay upon his retirement from the Board.

          The results of voting are shown for each matter considered.

          Director election:

          Nominee                Votes For       Votes Withheld
          -------                ---------       --------------
          Nis H. Nissen, III     5,217,454           81,909

          Auditor ratification:   Votes For     Votes Withheld       Abstentions
                                  ---------     --------------       -----------
                                  5,253,295         38,248              7,820


ITEM 5.   OTHER INFORMATION

          On February 25, 2000 the Board of Directors of the Company declared a dividend distribution of $0.04 per share for the quarter ended March 31, 2000, based upon the number of shares outstanding as of March 15, 2000 on the Company's outstanding common stock, payable on April 1, 2000, to stockholders of record as of March 15, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits - None

                  (b)     Reports on Form 8-K

                  The Company filed a current report on Form 8-K (Items 5 and 7) with the Securities and Exchange Commission, dated February 28, 2000, announcing that it had completed its 15% stock repurchase plan, representing 405,578 shares at an average price of $8.89. In addition, the Company announced that it has received approval from the Office of Thrift Supervision to repurchase 108,154 shares for the FloridaFirst Bank Restricted Stock Plan.

                              FLORIDAFIRST BANCORP

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FLORIDAFIRST BANCORP




Date: May 10, 2000            By:      /s/Gregory C. Wilkes
                                       ----------------------------------------
                                       Gregory C. Wilkes
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date: May 10, 2000            By:      /s/Kerry P. Charlet
                                       ----------------------------------------
                                       Kerry P. Charlet
                                       Chief Financial Officer
                                       (Principal Accounting Officer)