Form 10-Q
period 2000-06-30
FLORIDAFIRST BANCORP
filed 2000-08-08
CIK 1075083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended              June 30, 2000
                               ------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

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

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 10, 2000.

          Class                                         Outstanding
---------------------------                           ----------------
$.10 par value common stock                           5,347,297 shares

                              FLORIDAFIRST BANCORP
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
             FLORIDAFIRST BANCORP

Item 1.  Financial Statements and Notes Thereto...........................  1
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  6
Item 3.  Qualitative and Quantitative Disclosure About Market Risk........  14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................  16
Item 2.  Changes in Securities............................................  16
Item 3.  Defaults upon Senior Securities..................................  16
Item 4.  Submission of Matters to a Vote of Security Holders..............  16
Item 5.  Other Information................................................  16
Item 6.  Exhibits and Reports on Form 8-K.................................  16

SIGNATURES................................................................  17

                              FLORIDAFIRST BANCORP
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                    June 30,  September 30,
                                                                      2000        1999
                                                                   ---------    ---------
ASSETS
                                                                       (In thousands)
Cash and cash equivalents                                          $   5,473    $   2,598
Investment securities available for sale, at fair value               93,951       68,152
Investment securities held to maturity, market value
    $9,347 and $12,479                                                 9,687       12,724
Loans receivable, net of allowance for loan losses of
    $3,226 and $2,941                                                432,492      397,910
Premises and equipment, net                                            8,239        6,818
Federal Home Loan Bank stock, at cost                                  7,455        4,475
Other assets                                                          11,672        5,681
                                                                   ---------    ---------
                    Total assets                                   $ 568,969    $ 498,358
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                           $ 357,535    $ 339,224
Federal Home Loan Bank advances                                      144,025       87,600
Other borrowings                                                       3,000        4,872
Other liabilities                                                      5,046        5,325
                                                                   ---------    ---------
                    Total liabilities                                509,606      437,021
                                                                   ---------    ---------

Commitments and contingencies                                              -            -

Stockholders' equity:
    Common stock, $ .10 par value, 18,000,000 shares authorized,
         5,752,875 outstanding                                           575          575
    Additional paid-in capital                                        25,085       25,124
    Retained earnings                                                 41,586       39,037
    Treasury stock, at cost, 405,578 and -0- shares                   (3,606)        --
    Unallocated shares held by the ESOP                               (1,838)      (2,163)
    Unallocated shares held by the RSP                                  (414)        --
    Accumulated other comprehensive loss                              (2,025)      (1,236)
                                                                   ---------    ---------
                    Total stockholders' equity                        59,363       61,337
                                                                   ---------    ---------
                    Total liabilities and stockholders' equity     $ 568,969    $ 498,358
                                                                   =========    =========


See accompanying notes to unaudited condensed consolidated financial statements.

                      FLORIDAFIRST BANCORP
         Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                   For the three months ended         For the nine months ended
                                                            June 30,                          June 30,
                                                         2000     1999                     2000      1999
                                                       -------   -------                  -------   -------
                                                              (In thousands, except per share amounts)
Interest income:
Loans                                                  $ 8,318   $ 7,157                  $23,894   $21,055
Investments and other                                    1,907     1,056                    5,188     2,947
                                                       -------   -------                  -------   -------
      Total interest income                             10,225     8,213                   29,082    24,002
                                                       -------   -------                  -------   -------
Interest expense:
Deposits                                                 3,949     3,578                   11,352    11,167
Federal Home Loan Bank advances and other borrowings     2,217       521                    5,388     1,431
                                                       -------   -------                  -------   -------
      Total interest expense                             6,166     4,099                   16,740    12,598
                                                       -------   -------                  -------   -------
Net interest income                                      4,059     4,114                   12,342    11,404
Provision for loan losses                                  180       120                      450       420
                                                       -------   -------                  -------   -------
Net interest income after provision for loan losses      3,879     3,994                   11,892    10,984
                                                       -------   -------                  -------   -------
Other income:
Fees and service charges                                   355       308                    1,017       849
Gain on sale of assets                                       -         -                       24       164
Other, net                                                 168        43                      432       123
                                                       -------   -------                  -------   -------
      Total other income                                   523       351                    1,473     1,136
                                                       -------   -------                  -------   -------
Other expenses:
Compensation and employee benefits                       1,613     1,470                    4,744     4,322
Occupancy and equipment costs                              430       470                    1,306     1,419
Marketing                                                   76       175                      382       432
Data processing costs                                      126       132                      382       391
Federal insurance premiums                                  17        53                       85       165
Other                                                      642       639                    2,095     1,781
                                                       -------   -------                  -------   -------
      Total other expenses                               2,904     2,939                    8,994     8,510
                                                       -------   -------                  -------   -------
Income before income taxes                               1,498     1,406                    4,371     3,610
Income taxes                                               530       466                    1,540     1,279
                                                       -------   -------                  -------   -------
NET INCOME                                             $   968   $   940                  $ 2,831   $ 2,331
                                                       =======   =======                  =======   =======

Basic and diluted earnings per share (1)               $  0.19   $  0.17                  $  0.54       N/A
                                                       =======   =======                  =======

Weighted average number of shares outstanding (1)        5,178     5,544                    5,280       N/A
                                                       =======   =======                  =======

(1) FloridaFirst converted to a stock company on April 6, 1999. Earnings per share and weighted average shares outstanding are not shown for the nine-month period ended June 30, 1999.

See accompanying notes to unaudited condensed consolidated financial statements.

                              FLORIDAFIRST BANCORP
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  For The Nine Months
                                                                                     Ended June 30,
                                                                                     2000        1999
                                                                                 --------    --------
                                                                                   (In thousands)
Operating activities:
Net income                                                                       $  2,831    $  2,331
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
    Provision for loan losses                                                         450         420
    Depreciation                                                                      554         558
    Gain on sale of branches and related deposits                                       -        (164)
    Increase in other assets                                                       (5,335)       (906)
    Increase (decrease) in other liabilities                                           42      (5,256)
                                                                                 --------    --------
         Net cash used in operating activities                                     (1,458)     (3,017)
                                                                                 --------    --------
Investing activities:
Proceeds from calls, maturities and repayment of investment securities             16,860      23,191
Increase in loans, net                                                            (35,222)    (38,939)
Purchase of investments available for sale                                        (40,877)    (31,518)
Purchase of FHLB stock                                                             (2,980)          -
Purchases of premises and equipment                                                (2,001)       (490)
Proceeds from disposition of premises and equipment                                    26         343
                                                                                 --------    --------
         Net cash used in investing activities                                    (64,194)    (47,413)
                                                                                 --------    --------
Financing activities:
Net increase (decrease) in deposits                                                18,311     (14,636)
Net increase in FHLB advances                                                      56,425      39,000
Net decrease in other borrowings                                                   (1,872)          -
Net proceeds from the issuance of common stock                                          -      23,536
Payments to acquire treasury stock                                                 (3,606)          -
Payments to acquire shares held by the RSP                                           (449)          -
Dividends paid                                                                       (282)          -
                                                                                 --------    --------
         Net cash provided by financing activities                                 68,527      47,900
                                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents                                2,875      (2,530)
Cash and cash equivalents at beginning of period                                    2,598       5,217
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $  5,473    $  2,687
                                                                                 ========    ========
Supplemental disclosure of cash flow information -
    Cash paid during the period for:
      Interest                                                                   $ 16,462    $ 12,404
                                                                                 ========    ========
      Taxes                                                                      $  1,071    $    931
                                                                                 ========    ========

Supplemental disclosure of non-cash information:
    Additions to investment in real estate acquired through foreclosure          $    190    $     76
                                                                                 ========    ========
    Change in unrealized gain (loss) on investments available for sale, net of
      deferred tax benefit of $(466) and $(574)                                  $   (789)   $ (1,039)
                                                                                 ========    ========
    Allocation of shares held by the ESOP and RSP                                $    360           -
                                                                                 ========    ========


See accompanying notes to unaudited condensed consolidated financial statements.

                              FLORIDAFIRST BANCORP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. The condensed consolidated financial statements as of and for the three and nine-month periods ended June 30, 2000 include the accounts of FloridaFirst Bank (the "Bank") which became the wholly owned subsidiary of FloridaFirst Bancorp (the "Company") on April 6, 1999. The Company's business is conducted principally through the Bank.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.



Note 2 - COMPREHENSIVE INCOME

Comprehensive income for the periods presented was as follows:

                           Three Months Ended     Nine Months Ended
                                 June 30,              June 30,
                              2000       1999       2000       1999
                           -------    -------    -------    -------
Net income                 $   968    $   940    $ 2,831    $ 2,331
Other comprehensive loss      (376)      (776)      (789)    (1,039)
                           -------    -------    -------    -------
Comprehensive income       $   592    $   164    $ 2,042    $ 1,292
                           =======    =======    =======    =======

Other comprehensive losses consisted entirely of unrealized losses, net of deferred taxes, on available for sale securities.


Note 3 - STOCK REPURCHASE PROGRAM

On October 19, 1999 the Company announced that it had received approval from the Office of Thrift Supervision ("OTS") to proceed with its planned repurchase of up to 15% of the common stock, or 405,578 shares, held by stockholders other than FloridaFirst Bancorp MHC, the Company's mutual holding company. The Company was authorized to make such repurchases from time to time in open market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held in treasury stock and will be available for general corporate purposes, including the exercise of stock options. The Company completed the acquisition of all 405,578 shares under the repurchase program, at an average price of $8.89, on February 28, 2000. Therefore, the weighted average number of shares outstanding for the quarter ended June 30, 2000 was reduced by the entire 405,578 shares.

On November 15, 1999 the Company received approval from the Office of Thrift Supervision ("OTS") to proceed with its planned repurchase for the FloridaFirst Bank Restricted Stock Plan ("RSP") of up to 4% of the common stock, or 108,154 shares, held by stockholders other than FloridaFirst Bancorp MHC, the Company's mutual holding company. The Company is authorized to make such repurchases from time to time in open market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held in trust for the participants in the RSP. As of June 30, 2000 the Company had acquired 57,879 shares under the repurchase program at an average price of $7.76. Weighted average shares outstanding were not reduced for shares acquired by the RSP since they are still considered outstanding shares, not reacquired shares.

Note 4 - EARNINGS PER SHARE

Basic earnings per share of common stock for the quarter ended June 30, 2000 has been computed by dividing net income for the period by the weighted average number of shares outstanding, which includes 3,049,024 shares held by the Company's mutual holding company, FloridaFirst Bancorp MHC. Shares of common stock purchased by the Bank's Employee Stock Ownership Plan are only considered outstanding when the shares are released or committed to be released for allocation to participants. The Company has determined that 1,803 shares per month will be added to the outstanding shares for the fiscal year ending September 30, 2000. The common stock equivalents related to the Company's stock options granted are not dilutive to earnings per share for all periods included in this report. Therefore, basic and diluted earnings per share are the same.

Note 5 - SUBSEQUENT EVENT

On July 24, 2000, the Company announced that the Company, the Bank and FloridaFirst Bancorp MHC had entered into plans of conversion and reorganization from a mutual holding company form of organization to a full stock corporation. The Company expects the transaction to be completed by December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to management, pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for losses, including the value of collateral underlying delinquent loans, Year 2000 issues and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Overview

On July 24, 2000, the Company announced that the Company, the Bank and FloridaFirst Bancorp MHC had entered into plans of conversion and reorganization from a mutual holding company form of organization to a full stock corporation. The Company expects the transaction to be completed by December 31, 2000.


Comparison of Financial Condition at June 30, 2000 and September 30, 1999

Assets. Total assets increased $70.6 million, or 14.2%, to $569.0 million at June 30, 2000 from $498.4 million at September 30, 1999. The increase in total assets resulted primarily from a $34.6 million, or a 11.6% annualized increase in the loan portfolio attributable to steady loan demand in our market areas, funding of construction loans and a slow down in loan prepayments. In addition, investment securities increased $22.8 million. Management plans to focus on loan growth to effectively utilize the new capital raised in fiscal 1999. The capital leveraging strategy will include the purchase of investment securities to complement its loan origination efforts. Other assets increased primarily due to the cash surrender value of bank owned life insurance policies that were purchased in January 2000.

Liabilities. Total liabilities increased $72.6 million, or 16.6%, to $509.6 million at June 30, 2000 from $437.0 million at September 30, 1999. The increase in total liabilities resulted primarily from a $56.4 million net increase in FHLB advances utilized to fund the asset growth and a net deposit increase of $18.3 million. The increase in deposits in recent months reflects renewed consumer interest in competitively priced certificates of deposit due to the increase in short-term interest rates. Checking and money market accounts continue to grow through expansion of our customer base.

Management continues to evaluate the available funding sources. The attributes of the alternative funding sources that management considers in its analysis include the interest and other costs of such funding, the maturity considerations and the nature and characteristics of assets being funded.

Stockholders' Equity. The decrease in the Company's stockholders' equity reflects:

>    Net income for the nine months ended June 30, 2000 of $2.8 million
>    repurchase of 405,578 shares of Company stock at a cost of $3.6 million
> repurchase of 57,879 shares of Company stock for the RSP at a cost of $449,000 (less shares issued at a cost of approximately $35,000)
> change in accumulated other comprehensive loss of $789,000 (attributable to the net unrealized loss on investments available for sale)
>    repayment of $325,000 on the ESOP loan.
>    dividends paid that totaled $282,000.

The net unrealized loss on investments available for sale relates primarily to the increasing level of interest rates during the fiscal year. Increasing rates reduce the value of certain investments held for sale that have longer average lives. Because of interest rate volatility, accumulated other comprehensive loss and stockholders' equity could materially fluctuate for each interim period and year-end period. The decrease in market value of the investment securities available for sale is considered temporary in nature and will not affect net income until the securities are sold. We plan to hold these securities until maturity or until the market values of these securities increase. Accordingly, we do not expect, though there is no assurance, that our investment in these securities will affect net income in future periods.

At June 30, 2000, the Company's stockholders' equity as a percentage of total assets was 10.4%.


Comparison of Operating Results for the Three Months Ended June 30, 2000 and June 30, 1999

Net Income. Net income for the three months ended June 30, 2000 increased 3.0% to $968,000, compared to $940,000 for the same period in 1999.

Net interest income decreased $55,000, or 1.3%, for the three months ended June 30, 2000 compared to the same period in 1999. This decrease resulted primarily from an increase in interest income of $2.0 million, offset by an increase in interest expense of $2.1 million. Other expenses remained flat during both three month periods at $2.9 million.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the table at page 8.

> Loan growth reflects the strong loan demand over the past year and the Company's increased emphasis on loan origination efforts.
> The yield on loans has increased slightly due to the steady rise in longer term mortgage loan rates. The impact of this caused overall mortgage portfolio yields to increase approximately 14 basis points. The increasing rates were offset by the large refinancing activity that occurred through the first half of 1999. In addition, the overall portfolio yield on consumer loan and commercial loan portfolios decreased about 4 basis points due to competitive pricing pressures.
> The average balances in the investment securities portfolio grew 62% primarily due to the Company's strategy to leverage the higher capital level that resulted from the stock offering in April 1999.
> The higher yield in the investment portfolio resulted from the leveraging strategy (outside the loan portfolio) in the latter part of fiscal 1999 and throughout fiscal 2000 when rates had risen significantly. In addition, the growth occurred in securities that had slightly longer average lives with higher yields.

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

                                            Three months                  Three months
                                            June 30, 2000                 June 30, 1999                     Changes in
                                   ----------------------------  ----------------------------  ------------------------------------
                                       Average           Yield/   Average             Yield/                               Yield/
                                       Balance  Interest  Cost    Balance    Interest Cost     Balances       % Interest    Cost
                                   ----------------------------  ----------------------------  ------------------------------------
Interest-earnings assets (IEA):
      Loans receivable               $ 430,898   $ 8,318  7.72%  $ 376,029     7,157  7.61%    $ 54,869      15% $ 1,161    0.11%
      Investments and other (1)        108,971     1,945  7.14%     67,473     1,076  6.38%      41,498      62%     869    0.76%
                                     ---------   -------         ---------     -----           --------          -------
           Total  (1)                  539,869   $10,263  7.60%    443,502   $ 8,233  7.43%    $ 96,367      22% $ 2,030    0.18%
                                                 =======                     =======           ========          =======
Other assets                            21,487                      12,329
                                     ---------                   ---------
Total assets                         $ 561,356                   $ 455,831
                                     =========                   =========


Interest-bearing liabilities (IBL):
      Interest checking              $  32,870   $   152  1.85%  $  27,738   $   122  1.76%    $  5,132      19% $    30    0.09%
      Savings                           30,738       154  2.00%     36,379       154  1.69%      (5,641)    -16%       -    0.31%
      Money market accounts             25,213       263  4.17%     21,619       210  3.89%       3,594      17%      53    0.29%
      Certificate accounts             246,048     3,380  5.49%    241,302     3,092  5.13%       4,746       2%     288    0.37%
                                     ---------   -------         ---------     -----           --------          -------
           Total deposits              334,869     3,949  4.72%    327,038     3,578  4.38%       7,831       2%     371    0.34%
      Advances and other borrowings    144,992     2,217  6.12%     49,000       521  4.25%      95,992     196%   1,696    1.86%
                                     ---------   -------         ---------     -----           --------          -------
           Total                       479,861   $ 6,166  5.14%    376,038   $ 4,099  4.36%    $103,823      28% $ 2,067    0.78%
                                                 =======                     =======           ========          =======
Other liabilities                       22,134                      18,561
      Total liabilities                501,995                     394,599
Stockholders' equity                    59,361                      61,232
                                     ---------                   ---------
Total liabilities and equity         $ 561,356                   $ 455,831
                                     =========                   =========

Net interest income  (1)                         $ 4,097                     $ 4,134
                                                 =======                     =======
Average IEA to IBL                         113%                        118%
Interest rate spread                                      2.46%                       3.07%
Interest margin                                           3.04%                       3.73%


(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the table at page 8.

> The slight increase in average deposits is attributable mainly to a special promotions for certificate accounts during fiscal 2000 while maintaining a conservative deposit pricing strategy in the previous year. The conservative pricing strategy in the 1999 quarter was followed due to:
     o utilization of more cost effective funding alternatives that were available for the terms the Company has considered appropriate to fit its interest rate management strategies, and
     o    $23.5 million in net proceeds received in the stock offering.
> FHLB advances grew because the Company considered the advances to be a more cost-effective funding alternative during the course of the year. Although the costs of the advances exceed the cost of certificate accounts, funding asset growth through certificate accounts was deemed to be more expensive than wholesale funding.
> The higher cost of funds related to certain deposit accounts and the FHLB advances is reflective of the significant rise in interest rates over the past year.

Provision for Loan Losses. The provision for loan losses was $180,000 for the three months ended June 30, 2000, and $120,000 for the same period in 1999. The allowance for loan losses increased $360,000 to $3.2 million at June 30, 2000 from $2.9 million at June 30, 1999 reflecting a decrease in substandard loans offset by the growth and changing composition in the loan portfolio. The current allowance represents .74% of total loans outstanding at June 30, 2000. The Company had net charge-offs of $38,000 for the three months ended June 30, 2000 compared to net charge-offs of $56,000 for the three months ended June 30, 1999.

Other Expense. Other expense decreased by $35,000 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

> Compensation and employee benefits increased $143,000 due primarily to having certain key positions filled this year compared to last year, recognition of $100,000 related to the restricted stock plan and other benefit plans and a small average merit adjustment.

> Marketing costs were reduced significantly for the comparable periods. The main reasons relate to a marketing campaign that was staged in the 1999 time period and the elimination of an agency retainer agreement.

The Board of Directors and management has developed expansion plans for the Company that includes three de novo branches within our existing market areas and deployment of a strategic technology plan. The strategic technology plan includes:

>    installing a new customer delivery software to enhance the sales efforts,
>    enhancing both our data and voice communications systems,
>    upgrading our computer network for enhanced service and security features,
> implementing internal and external networks to improve communications and productivity within the Company, and
> investigation of alternative delivery systems, including an Internet banking solution and enhanced call center strategy.

A summary of the estimated costs associated with the new projects follows:

                                               Estimated Costs   Estimated Costs
         Category                                Fiscal 2001       Fiscal 2002
         --------                                -----------     ---------------
                                                      (In thousands)
New branches                                       $  650             $  975
New computer hardware and software                    240                240
Other costs related to strategic technology plan      240                240
                                                   ------             ------
         TOTAL                                     $1,130             $1,455
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

Comparison of Operating Results for the Nine Months Ended June 30, 2000 and June 30, 1999

Net Income. Net income for the nine months ended June 30, 2000 increased 21.5% to $2.8 million, compared to $2.3 million for the same period in 1999. Net income for the nine months ended June 30, 2000 benefited from the deployment of $23.5 million in new capital (net proceeds of $25.7 million less the ESOP loan of $2.2million) for the entire period.

Net interest income increased $938,000, or 8.2%, for the nine months ended June 30, 2000 compared to the same period in 1999. This increase resulted primarily from an increase in interest income of $5.1 million, offset by an increase in interest expense of $4.1 million. Other expenses increased to $9.0 million for the nine months ended June 30, 2000 from $8.5 million for the nine months ended June 30, 1999, due to an accumulation of several expense categories, as discussed at Other Expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the current nine-month period when compared to the comparable period in 1999. Details are contained in the table at page 11.

> Loan growth reflects the strong loan demand over the past year and the Company's increased emphasis on loan origination efforts.
> The yield on loans decreased primarily due to an approximate 80 basis point reduction in loan rates for new mortgage loan originations offset by approximately $54 million in mortgage loans that paid off during fiscal 1999, causing average mortgage portfolio yields to decline approximately 10 basis points. In addition, the average portfolio yield on consumer loans decreased approximately 12 basis points and yields in the commercial portfolio decreased approximately 13 basis points due to competitive pricing pressures.
> The average balances in the investment securities portfolio grew 51% primarily due to the Company's strategy to leverage capital that was raised in the stock offering.
> The higher yield in the investment portfolio resulted from the leveraging strategy (outside the loan portfolio) in the latter part of fiscal 1999 and throughout fiscal 2000 when rates had risen significantly over the prior year. In addition, the investment growth occurred in securities that had slightly longer average lives with higher yields.

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

                                            Nine months                  Nine months
                                           June 30, 2000                June 30, 1999                        Changes in
                                -----------------------------  ----------------------------- ---------------------------------------
                                     Average           Yield/    Average              Yield/                                 Yield/
                                     Balance  Interest  Cost     Balance   Interest    Cost  Balances      %       Interest  Cost
                                -----------------------------  ----------------------------- ---------------------------------------
Interest-earnings assets (IEA):
      Loans receivable             $ 418,269  $23,894   7.62%  $ 362,815    21,055     7.74% $ 55,454     15%       $ 2,839  -0.12%
      Investments and other (1)      100,398    5,291   7.03%     66,601     2,999     6.00%   33,797     51%         2,292   1.02%
                                   ---------  -------          ---------    ------           --------               -------   ----
          Total  (1)                 518,667  $29,185   7.50%    429,416   $24,054     7.47% $ 89,251     21%       $ 5,131   0.03%
                                              =======                      =======           ========               =======
Other assets                          18,478                      11,516
                                   ---------                   ---------
Total assets                       $ 537,145                   $ 440,932
                                   =========                   =========


Interest-bearing liabilities (IBL):
      Interest checking            $  31,354  $   437   1.86%  $  27,377   $   352     1.71%  $ 3,977     15%       $    85   0.15%
      Savings                         31,476      404   1.71%     38,338       484     1.68%   (6,862)   -18%           (80)  0.03%
      Money market accounts           25,222      788   4.17%     20,182       576     3.81%    5,040     25%           212   0.36%
      Certificate accounts           243,418    9,723   5.33%    245,420     9,755     5.30%   (2,002)    -1%           (32)  0.03%
                                   ---------  -------          ---------    ------           --------               -------   ----
          Total deposits             331,470   11,352   4.57%    331,317    11,167     4.49%      153      0%           185   0.08%
      Advances and other borrowings  125,276    5,388   5.73%     39,373     1,431     4.85%   85,903    218%         3,957   0.88%
                                   ---------  -------          ---------    ------           --------               -------   ----
          Total                      456,746  $16,740   4.89%    370,690   $12,598     4.53% $ 86,056     23%       $ 4,142   0.36%
                                              =======                      =======           ========               =======
Other liabilities                     20,680                      25,379
      Total liabilities              477,426                     396,069
Stockholders' equity                  59,719                      44,863
                                   ---------                   ---------
Total liabilities and equity       $ 537,145                   $ 440,932
                                   =========                   =========

Net interest income  (1)                      $12,445                      $11,456
                                              =======                      =======
Average IEA to IBL                       114%                        116%
Interest rate spread                                    2.61%                          2.94%
Interest margin                                         3.20%                          3.56%


(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the current nine-month period when compared to the comparable period in 1999. Detailed changes are contained in the table at page 11.

>    Deposits  remained  fairly level  primarily by  maintaining a  conservative deposit pricing strategy, utilizing more cost effective funding alternatives that are available for the terms the Company has considered appropriate to fit its interest rate management strategies. This was offset however, by special promotions to increase certificate accounts. The growth in checking account average balances has helped offset the decline in certificate accounts.
> FHLB advances grew because the Company considered the advances to be a more cost-effective funding alternative during the course of the year. Although the costs of the advances exceed the cost of certificate accounts, funding asset growth through certificate accounts was deemed to be more expensive than wholesale funding.
> The higher cost of funds related to the FHLB advances is reflective of the significant rise in interest rates over the past year.


Provision for Loan Losses. The provision for loan losses was $450,000 for the nine months ended June 30, 2000, compared to $420,000 for the nine months ended June 30, 1999. The Company had net charge-offs of $165,000 for the nine months ended June 30, 2000 compared to net charge-offs of only $119,000 for the nine months ended June 30, 1999. See other discussion at the three month comparison of operations.


Other Expense. Other expense increased by $484,000 to $9.0 million for the nine months ended June 30, 2000 from $8.5 million for the nine months ended June 30, 1999.

> Compensation and employee benefits increased $422,000 due primarily to having certain key positions filled this year compared to last year (approximate 5% increase in staffing) and recognition of $145,000 related to the restricted stock plan.

>    Other expenses increased by $314,000 primarily due to the following:

     o    certain Year 2000 costs ($50,000),
     o direct costs related to stockholder meetings, communications, legal matters and new financial reporting requirements as a public company ($70,000),
     o increased effort on charging off uncollected fees and overdrawn accounts ($60,000),
     o supplies and promotional materials primarily related to name change ($50,000), and
     o accelerated vesting of restricted stock due to the death of a director ($30,000).


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

Cash and cash equivalents increased $2.9 million to $5.5 million for the nine months ended June 30, 2000. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                  (In millions)
                                                                   -----------
         Cash used by operations                                     $ (1.5)
         FHLB advances and other borrowings                            54.6
         Increase in net deposits                                      18.3
         Maturities of and repayments on investment securities         16.9
         Purchases of investment securities and FHLB stock            (43.9)
         Net increase in loans                                        (35.2)
         Payments to acquire treasury stock                            (3.6)
         Other - net                                                   (2.7)
                                                                     ------
         Net increase in cash and cash equivalents                   $  2.9
                                                                     ======

See "Comparison of Financial Condition at June 30, 2000 and September 30, 1999" for discussion of significant cash flows.

On June 30, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:
                                            Amount           Percent
                                            ------           -------
                                    (Dollars in thousands)
Tangible capital......................    $ 52,204             9.17%
Tangible capital requirement..........       8,536             1.50
Excess over requirement...............      43,668             7.67

Core capital..........................    $ 52,204             9.17%
Core capital requirement..............      22,762             4.00
Excess over requirement...............      29,442             5.17

Risk based capital....................    $ 55,430            15.60%
Risk based capital requirement........      28,423             8.00
Excess over requirement...............      27,007             7.60

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

ITEM 3.  Qualitative and Quantitative Disclosure About Market Risk

Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1999. See discussion of significant changes in the Quantitative Analysis below.

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

 Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Company's NPV as of March 31, 2000. The results of the NPV model are not yet available for June 30, 2000, but no significant changes are anticipated in the NPV as a Percentage of Present Value of Assets. The NPV was calculated by the OTS, based on information provided by the Company.

                       Net Portfolio Value ("NPV")         NPV as % of Present Value of Assets
                  ---------------------------------------  -----------------------------------
       Change                                                               Basis Point
      in Rates    $ Amount        $ Change       % Change         NPV Ratio   Change
      --------    --------       ---------       --------         ---------   ------
                           (Dollars in thousands)

        +300 bp      4,102         -42,791         -91%              .84%     -780 bp
        +200 bp     18,100         -28,793         -61%             3.56%     -507 bp
        +100 bp     32,555         -14,338         -31%             6.20%     -244 bp
           0 bp     46,893                                          8.64%
        -100 bp     59,888         +12,995         +28%            10.71%     +207 bp
        -200 bp     70,186         +23,293         +50%            12.26%     +362 bp
        -300 bp     79,181         +32,288         +69%            13.54%     +490 bp

The OTS defines the sensitivity measure as the change in NPV Ratio with a 200 basis point shock. The Bank's sensitivity measure reflects a 507 basis point decline in NPV ratio as of March 31, 2000. This compares to a sensitivity measure of 444 and 280 basis points as of December 31, 1999 and September 30, 1999, respectively. Without detailing all the assumptions included in the OTS NPV model, the following comments are made to discuss what Bank actions or strategies are addressing the sensitivity measure indicators.

> Reviewing the average lives and durations of its loans and investment securities,
> Reviewing deposit offerings and alternative funding sources to better match the durations of the assets,
> Considering an additional capital contribution from the Company to the Bank (the Company currently has over $6 million in capital that could be contributed),

> Performing, on a quarterly basis, a dynamic business simulation that more clearly reflects an on-going business assumption, rather than relying solely on the OTS model which more closely approximates a liquidation value model.

                              FLORIDAFIRST BANCORP
                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2000. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 2000 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          On May 16, 2000 the Board of Directors of the Company declared a dividend distribution of $0.04 per share for the quarter ended June 30, 2000, based upon the number of shares outstanding as of June 15, 2000 on the Company's outstanding common stock, payable on July 1, 2000, to stockholders of record as of June 15, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
          2       Plan of Conversion and  Reorganization  of  FloridaFirst
                  Bancorp  MHC and  Plans of Merger  Between  FloridaFirst
                  Bancorp MHC,  FloridaFirst Bancorp and FloridaFirst Bank*
          27      Financial Data Schedule (electronic filing only)

          ------------------
          * Incorporated by reference to Form 8-K (Items 5 and 7) filed with the SEC on July 25, 2000.

         (b)   Reports on Form 8-K

          The Company filed a current report on Form 8-K with the Securities and Exchange Commission, dated July 24, 2000, announcing that the Company, the Bank and FloridaFirst Bancorp MHC had entered into plans of conversion and reorganization from a mutual holding company form of organization to a full stock corporation.

                              FLORIDAFIRST BANCORP

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FLORIDAFIRST BANCORP




Date: August 8, 2000                  By:  /s/ Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 8, 2000                  By:  /s/ Kerry P. Charlet
                                           -------------------------------------
                                           Kerry P. Charlet
                                           Chief Financial Officer
                                           (Principal Accounting Officer)